Form 10-K
period 2018-12-31
CTI BIOPHARMA CORP
filed 2019-03-13
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-28386
CTI BIOPHARMA CORP.
(Exact name of registrant as specified in its charter)

Delaware	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3101 Western Avenue, Suite 800 Seattle, WA	98121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 282-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $252.1 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of February 28, 2019 was 57,980,075.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders, or the 2019 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CTI BIOPHARMA CORP.

Forward Looking Statements

This Annual Report on Form 10-K and the documents we incorporate by reference herein or therein may contain “forward-looking statements” within the meaning of the United States, or the U.S., federal securities laws. All statements other than statements of historical fact are forward-looking statements, including, without limitation:

•
our expectations regarding sufficiency of cash resources, cash expenditures, sources of cash flows and other projections, product manufacturing and sales, research and development expenses, selling, general and administrative expenses and additional losses;

•	our ability to obtain funding for our operations;

•	the timing of, and our ability to develop, commercialize, and obtain regulatory approval of pacritinib and other development programs;

•	the design of our clinical trials and anticipated enrollment, and the progress and potential of our other development programs;

•	the timing of and results from clinical trials and pre-clinical development activities, including those related to pacritinib and our other product candidates;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	our ability to achieve profitability, including our ability to effectively implement cost reduction strategies and realize anticipated cost savings from those efforts;

•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the rate and degree of market acceptance and clinical utility of any current or future products;

•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;

•	our ability to maintain and establish collaborations;

•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to negotiate, integrate, and implement collaborations, acquisitions and other strategic transactions;

•	our ability to engage and retain the employees required to advance our development activities and grow our business; and

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is an unmet medical need and are primarily focused on evaluating pacritinib for the treatment of adult patients with myelofibrosis.

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

In August 2016, we announced the top-line results from PERSIST-2, our second Phase 3 trial of pacritinib for the treatment of patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter. Three hundred eleven (311) patients were enrolled in the study, which formed the basis for the safety analysis. Two hundred twenty-one (221) patients reached Week 24 (the primary analysis time point) at the time the clinical hold was imposed and constituted the intent-to-treat analysis population utilized for the evaluation of efficacy. Results demonstrated that the PERSIST-2 trial met one of the co-primary endpoints showing a statistically significant SVR in patients treated with pacritinib compared to BAT, including the approved JAK2 inhibitor ruxolitinib. The co-primary endpoint of reduction of Total Symptom Score, or TSS, was not achieved but trended toward improvement in TSS. There was no significant difference in overall survival across treatment arms, censored at the time of clinical hold. The most common treatment-emergent AEs, occurring in 20 percent or more of patients treated with pacritinib within 24 weeks, of any grade, were gastrointestinal (generally manageable diarrhea, nausea and vomiting) and hematologic (anemia and thrombocytopenia). Details of the trial were presented in a late-breaking oral session at the American Society of Hematology Annual Meeting in December 2016. Subsequently, the results were published in JAMA Oncology in May 2018.

In January 2017, the FDA removed the full clinical hold following review of our complete response submission which included, among other items, final Clinical Study Reports for both the PERSIST-1 and 2 trials and FDA agreement on a proposed study design for a dose-exploration clinical trial (PAC203). At that time, the PAC203 trial was designed to enroll up to approximately 105 patients with primary myelofibrosis and who had failed prior ruxolitinib therapy across three dose regimens of pacritinib, 100 mg QD, 100 mg BID and 200 mg BID, to evaluate the dose response relationship for safety and efficacy (SVR at 12 and 24 weeks). The 200 mg BID dose was selected as the top dose based upon observations from the completed PERSIST-2 study. In PAC203, the entry criteria were modified to exclude patients with a history of cardiac and/or bleeding events and additional dose modification guidelines were implemented for the management of treatment-emergent cardiac and or bleeding events. The first patient in the PAC203 trial was enrolled in July 2017. In April 2018, we amended the protocol to expand the sample size to a maximum of 150 patients (or 50 patients per arm) to collect additional data for the safety and efficacy analyses. In July 2018, we announced that the independent data monitoring committee, or IDMC, for the PAC203 trial completed its planned interim data review of the PAC203 trial and that the IDMC did not identify any drug- or dose-related safety concerns and did not identify any concerns about cardiac or bleeding events. Following meetings with the FDA and EMA and consultation with the IDMC, we eliminated the interim efficacy analysis and focused the second interim data review, and all subsequent data reviews, on an assessment of safety. The protocol was amended to reflect this change and submitted to FDA. In October 2018, we announced the continuation of the PAC203 Phase 2 study without modification, following a planned second interim data review by the IDMC. The IDMC did not identify significant drug- or dose-related safety concerns and specifically did not identify any concerns around hemorrhagic or cardiac toxicity. A complete dataset from the fully enrolled study (including efficacy, safety, pharmacokinetic and pharmacodynamic data) will be used to determine the optimal dose of pacritinib for further clinical development, as requested by the FDA.The PAC203 study was fully enrolled in December 2018. In January 2019, the IDMC completed its planned third interim safety review and recommended that the study continue without modification.We expect to report the determination of the optimal dose of pacritinib in mid-2019 following a meeting with the FDA and top-line efficacy and safety data from the study are expected to be reported at a major medical meeting by the end of 2019.

In July 2018, we attended a Type B meeting with the FDA to discuss the proposed regulatory pathway for pacritinib. Based on FDA feedback at that meeting, we plan to conduct a randomized Phase 3 study of pacritinib in patients with myelofibrosis. We anticipate the dose and dosing schedule for the Phase 3 study will be determined using the results of the PAC203 study. We attended a Type C meeting with the FDA in December 2018 and received input on key elements of the design of the new randomized Phase 3 study of pacritinib in adult patients with myelofibrosis (primary myelofibrosis, post-polycythemia vera myelofibrosis, or post-essential thrombocythemia myelofibrosis) and who have severe thrombocytopenia (as defined by patients with platelet counts of less than 50,000 per microliter), an indication that has been recognized by the medical community as an important unmet medical need. The planned Phase 3 study is designed to evaluate the effects of pacritinib as compared to physician’s choice of treatment. The primary efficacy endpoint will be the proportion of patients achieving a greater than or equal to 35% SVR between baseline and Week 24. Secondary efficacy endpoints of the study include TSS reduction and overall survival. Before commencing the Phase 3 study, we plan to seek FDA advice on the proposed final protocol design and seek scientific advice from European countries to support alignment on the Phase 3 study design. To expedite the transition to Phase 3, we intend to amend the PAC203 protocol to include a Phase 3 component, with enrollment anticipated to commence following our determination of the optimal dose of pacritinib, which we expect to report in mid-2019.

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

We received the Day 120 List of Questions, or LoQ, in November 2017, which included Major Objections in areas including efficacy, safety (including hematological, cardiovascular and infectious toxicities) and other concerns including the size of the data set and the pharmacokinetic analyses of the two dosing regimens studied in PERSIST-2. A request for an extension was submitted following a clarification meeting with the rapporteur, co-rapporteur and members of the EMA to provide the EMA with data from PAC203, and in January 2018, we were granted a three-month extension for submitting our response to the Day 120 LoQs. In December 2017 a preapproval GCP inspection of the PERSIST-2 clinical study was conducted by the EMA. In February 2018, the EMA issued its final GCP inspection report, which concluded that the PERSIST-2 clinical trial was generally conducted in compliance with GCP and internationally accepted ethical standards, that the deficient safety reporting procedures identified as inspection findings did not pose a direct risk to data quality and that the results from the PERSIST-2 clinical trial can be used for the evaluation and assessment of the MAA. In July 2018, we received the Day 180 LoQs and were granted a two-month extension to allow us to submit a snapshot of clinical data from the ongoing PAC203 study with our responses to the remaining list of questions. In the third quarter of 2018, we submitted comprehensive responses to the Day 180 LoQs, which included new data from the PAC203 trial. In November 2018, we received a second round of questions related to the Day 180 List of Outstanding Issues. We submitted responses to these additional questions, which included data from the ongoing open label PAC203 trial, in December 2018. We withdrew the MAA in February 2019 following interactions with CHMP, during which we learned that CHMP was likely to formally adopt a negative opinion in its evaluation of the application. CHMP indicated that the risk-benefit profile for pacritinib for the intended indication has not been sufficiently established with the clinical data available to date.

PIXUVRI

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the European Union, or the E.U., for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL. As part of the conditional marketing authorization in the E.U., we were required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL and follicular grade 3 lymphoma. Enrollment for PIX306 was completed in August 2017 and, in July 2018, we and Les Laboratoires Servier and Institut de Recherches Internationales Servier, or together, Servier, announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab. In February 2019, we and Servier agreed to mutually terminate our collaborative relationship. For more information on the termination of our agreement with Servier, see the section of this report captioned “- License Agreements - Servier.”

Our Strategy

Our objective is to become a leader in the acquisition, development and commercialization of novel therapeutics for the treatment of blood-related cancers. The key elements of our strategy to achieve these objectives are to:

•	Develop Pacritinib in Myelofibrosis. We intend to develop and commercialize pacritinib for adult patients with myelofibrosis.

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

•
Identify and Acquire Additional Pipeline Opportunities. Historically, we have built our candidate pipeline using multiple approaches, including through licensing and acquiring assets that we believe were initially undervalued opportunities. We plan to continue to seek out additional product candidates in an opportunistic manner.

Product and Development Portfolio

The following table summarizes our current product and development portfolio as of the date of this report:
(1) To expedite our transition to Phase 3, we intend to amend the PAC203 protocol to include a Phase 3 component, with enrollment anticipated to commence following our determination of the optimal dose of pacritinib, which we expect to report in mid-2019.

Oncology Market Overview and Opportunity

According to the American Cancer Society, or ACS, cancer is the second leading cause of death in the U.S., resulting in more than 600,000 deaths annually, or more than 1,600 people per day. Approximately 1.8 million new cases of cancer are expected to be diagnosed in 2019 in the U.S. While the exact prevalence of myelofibrosis is uncertain, a U.S. study presented at the 2012 American Society of Hematology reported a prevalence rate of 5.7 myelofibrosis cases per 100,000 people, indicating that there are approximately 18,000 myelofibrosis patients in the U.S. The most commonly used methods for treating patients with cancer are surgery, radiation and chemotherapy. Patients usually receive a combination of these treatments depending upon the type and extent of their disease.

We believe our expertise in blood-related cancers, together with our ability to identify unique therapies that address unmet medical needs that are potentially less toxic and more effective at treating and curing patients, may fill a significant unmet medical need for cancer patients.

Pacritinib

Overview

Our primary development candidate, pacritinib, is an investigational oral kinase inhibitor with specificity for JAK2, FLT3, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, MDS, chronic myelomonocytic leukemia, or CMML, and CLL due to its inhibition of c-fms, IRAK1, JAK2 and FLT3. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

In August 2014, pacritinib was granted Fast Track designation by the FDA for the treatment of intermediate and high risk myelofibrosis, including, but not limited to patients with disease-related thrombocytopenia (low platelet counts); patients experiencing treatment-emergent thrombocytopenia on other JAK2 inhibitor therapy; or patients who are intolerant of or whose symptoms are not well controlled (sub-optimally managed) on other JAK2 therapy. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

Pacritinib was evaluated in two Phase 3 clinical trials, known as the PERSIST program, for patients with myelofibrosis, with one trial in a broad set of patients without limitations on platelet counts, the PERSIST-1 trial; and the other in patients with low platelet counts, the PERSIST-2 trial. Myelofibrosis is a rare blood cancer associated with significantly reduced quality of life and shortened survival. As the disease progresses, the body slows production of important blood cells and within one year of diagnosis, the incidence of disease-related thrombocytopenia (very low blood platelet counts), severe anemia and red blood cell transfusion requirements increase significantly. Among other complications, most patients with myelofibrosis present with enlarged spleens (splenomegaly), as well as many other potentially devastating physical symptoms such as abdominal discomfort, bone pain, feeling full after eating little, severe itching, night sweats and extreme fatigue. Currently patients with very low blood platelets (<50,000/µL) or those ineligible to receive, intolerant of or have insufficient response to the approved JAK1/JAK2 inhibitor have limited or no effective treatment options. Patients have poor survival following discontinuation of therapy with the approved JAK1/JAK2 therapy. We believe pacritinib may offer effective treatment of splenomegaly and disease-related symptoms in patients with severe thrombocytopenia and/or in patients with prior exposure to an approved JAK1/JAK2 inhibitor.

PERSIST-1 was a randomized (2:1), open-label, multi-center Phase 3 trial evaluating the efficacy and safety of pacritinib compared to BAT excluding JAK inhibitors, in 327 patients with myelofibrosis, without exclusion for low platelet counts. The primary endpoint for PERSIST-1 was the proportion of patients achieving a 35 percent or greater SVR from baseline to Week 24 as measured by MRI or CT, when compared with physician-specified BAT, excluding treatment with JAK2 inhibitors. The secondary endpoint was the percentage of patients achieving a 50 percent or greater reduction in TSS from baseline to week 24 as measured by tracking specific symptoms on a form, or Patient Reported Outcome, or PRO, instrument. At study entry, 46 percent of patients were thrombocytopenic; 32 percent of patients had platelet counts less than 100,000 per microliter (<100,000/µL); and 16 percent of patients had platelet counts less than 50,000 per microliter (<50,000/µL); normal platelet counts range from 150,000 to 450,000 per microliter. At the time of initiation of the trial, PERSIST-1 utilized the Myeloproliferative Neoplasm Symptom Assessment Form, or MPN-SAF TSS, the PRO instrument developed by Mayo Clinic, to measure TSS reduction. We collaborated with Mayo Clinic and the FDA and developed a modified instrument to be used as the endpoint for pacritinib clinical development. As a result, we amended the PERSIST-1 trial protocol to replace the original MPN-SAF TSS instrument with a new instrument, known as the MPN-SAF TSS 2.0, which was also used for recording patient-reported outcomes for the PERSIST-2 trial. In connection with this amendment, we increased patient enrollment in the PERSIST-1 study from 270 to 327 patients.

In May 2015, data from PERSIST-1 showed that compared to BAT (exclusive of a JAK inhibitor) pacritinib therapy resulted in a significantly higher proportion of patients with SVR and control of disease-related symptoms meeting the primary endpoint of the trial.

The following table shows the proportion of patients randomized to pacritinib or BAT who achieved a ≥35% SVR from baseline at Week 24 or up to Week 24 in the intent-to-treat, or ITT, population or evaluable patient population. The greatest difference in treatment arms was observed in evaluable patients with the lowest platelet counts (<50,000/µL platelets) (33.3 percent with pacritinib vs 0 percent with BAT) (p=0.037).

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

The PERSIST-2 trial was a randomized (2:1), open-label, multi-center registration-directed Phase 3 trial evaluating pacritinib compared to BAT, including the approved JAK inhibitor dosed according to product label, for patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter (≤100,000/µL). Patients were randomized to receive 200 mg pacritinib twice daily, 400 mg pacritinib once daily or BAT. In October 2013, we reached an agreement with the FDA on a Special Protocol Assessment, or SPA, for the PERSIST-2 trial regarding the planned design, endpoints and statistical analysis approach of the trial. The SPA is a written agreement between us and the FDA regarding the design, endpoints and planned statistical analysis approach of the trial to be used in support of a NDA submission. Under the SPA, the agreed upon co-primary endpoints are the percentage of patients achieving a 35% or greater SVR measured by MRI or CT scan from baseline to Week 24 of treatment and the percentage of patients achieving a TSS reduction of 50 percent or greater using eight key symptoms as measured by the modified MPN-SAF TSS 2.0 diary from baseline to Week 24. The design of PERSIST-1 and PERSIST-2 allowed for patients on the BAT arm to crossover and receive treatment with pacritinib if their disease progresses or after they achieve the 24-week measurement endpoint. Although crossover design of clinical trials may confound evaluation of survival, such designs are frequently used in cancer studies, and the FDA has approved multiple oncology drugs that utilized crossover design in Phase 3 trials.

In February 2015, we received a recommendation from the Independent Data Monitoring Committee, or IDMC, in place at the time to terminate the PERSIST-1 trial and hold enrollment of new patients in the PERSIST-2 trial. The IDMC’s recommendation was based on non-statistically significant safety concerns, including mortality, in patients on pacritinib, particularly those who crossover after 24 weeks. The IDMC agreed that the recommendation would be only preliminary until we were unblinded to and could review the primary and secondary endpoint data as well as safety results from the PERSIST-1 trial. The IDMC recommendation was reviewed with the PERSIST Steering Committee, comprised of external experts and the study’s principal investigators who disagreed with the IDMC’s recommendation and expressed the view that the studies should continue as planned. We also asked an independent clinician and a statistician experienced in oversight of clinical trial safety to evaluate the safety profile of pacritinib in the PERSIST-1 trial. Neither was told of the recommendation reached by either the IDMC or the Steering Committee. Both experts agreed with the Steering Committee that the studies could continue. The firm that assembled the IDMC hired a second external independent statistician to review the IDMC’s analyses and recommendation, who also disagreed with the IDMC recommendation and concurred with the other independent experts that the studies need not be terminated nor enrollment held. In June 2015, the IDMC made its recommendation final and we provided to the FDA the information reviewed by the IDMC, the IDMC’s meeting minutes, and the written opinion of the Steering Committee co-chairs, the independent experts, and the second independent statistician. In July 2015, we requested a meeting with the FDA to confirm if we should continue the studies. The FDA assigned the request to a type C meeting. In its written response, the FDA did not mandate any modifications to the studies or place pacritinib on clinical hold at that time, but indicated that it had not yet reviewed the data and noted the difficulty in attempting to draw meaningful conclusions from non-significant results, and that the crossover designs may confound the analysis of survival. We determined that no modifications to the ongoing trials were required. We decided to commission a new IDMC because of these concerns regarding the previous recommendation. The newly constituted IDMC met on several occasions and its recommendation was to continue PERSIST-2 as planned.

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib clinical studies. A full clinical hold is a suspension of the clinical work requested under the investigational new drug, or an IND, application. Under the full clinical hold, all patients on pacritinib at the time of the hold order were required to discontinue pacritinib immediately and no new patients could be enrolled or start pacritinib as initial or crossover treatment. In its written notification, the FDA cited the reasons for the full clinical hold were that it noted interim overall survival results from the PERSIST-2 Phase 3 trial showing a detrimental effect on survival consistent with the results from PERSIST-1. The deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. In connection with the full clinical hold, the FDA recommended that we conduct Phase 1 dose exploration studies of pacritinib in patients with myelofibrosis, submit final clinical study reports, or CSRs, and datasets for PERSIST-1 and PERSIST-2, provide certain notifications, revise relevant statements in the related Investigator’s Brochure and informed consent documents and make certain modifications to protocols. In addition, the FDA recommended that we request a meeting prior to submitting a response to full clinical hold. As a result of the full clinical hold of pacritinib, the SPA agreement is no longer binding for PERSIST-2, and we withdrew the NDA.

In February 2016, prior to the clinical hold we completed patient enrollment in the PERSIST-2 Phase 3 clinical trial. Under the full clinical hold, all patients participating in the PERSIST-2 clinical trial discontinued pacritinib treatment.

In August 2016, we announced the top-line results from PERSIST-2. In the PERSIST-2 trial three hundred eleven (311) patients were randomized to receive 200 mg pacritinib BID, 400 mg pacritinib QD or BAT. Two hundred twenty-one (221) patients (74 pacritinib BID; 75 pacritinib QD; 72 BAT) were enrolled at least 24 weeks prior to the full clinical hold and were potentially evaluable for the Week 24 efficacy endpoint (ITT efficacy population). In the ITT efficacy population at study entry, 46 percent (101/221) of patients had platelet counts less than 50,000 per microliter (<50,000/µL), and 59 percent (130/221) were anemic (hemoglobin <10 g/dL). Normal platelet counts range from 150,000 to 450,000 per microliter. The percentage of patients in the ITT efficacy population who received prior ruxolitinib was as follows: 41 percent (31/75) pacritinib QD; 42 percent (31/74) pacritinib BID; and 46 percent (33/72) BAT. Safety analyses were based on all patients exposed to study treatment of any duration.

The co-primary endpoints of the trial were the proportion of patients achieving a 35 percent or greater SVR from baseline to Week 24 as measured by MRI or CT scan and the proportion of patients achieving a TSS reduction of 50 percent or greater using the modified MPN-SAF TSS 2.0 diary from baseline to Week 24. The primary objective of the study was to compare pooled pacritinib arms versus BAT and the secondary objectives were to compare pacritinib BID and QD arms individually to BAT. The study was designed to evaluate its objectives with a sample size of 300. At the time of clinical hold, study enrollment was completed with three hundred eleven (311) patients randomized, but only two hundred twenty one (221) patients had the potential to be evaluated for efficacy endpoints at Week 24.

The PERSIST-2 trial met one of the co-primary endpoints showing a statistically significant SVR in patients treated with pacritinib combining the once- and twice-daily arms compared to BAT. Although the PERSIST-2 trial did not meet the other co-primary endpoint of greater than 50 percent reduction in TSS, the results approached marginal significance compared to BAT. Although secondary objectives could not be evaluated formally due to the study not achieving one of the primary objectives, when the two pacritinib dosing arms were evaluated separately versus BAT, pacritinib given twice daily showed a higher percent of SVR and TSS responses compared to BAT; whereas, pacritinib given once daily showed only a higher percent SVR responses compared to BAT.

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

In January 2017, the FDA removed the full clinical hold following review of our complete response submission which included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and a dose-exploration clinical trial protocol that the FDA requested. At that time, the PAC203 trial was designed to enroll up to approximately 105 patients with primary myelofibrosis and who had failed prior ruxolitinib therapy across three dose regimens of pacritinib, 100 mg QD, 100 mg BID and 200 mg BID, to evaluate the dose response relationship for safety and efficacy (SVR at 12 and 24 weeks). The 200 mg BID dose was selected as the top dose based upon observations from the completed PERSIST-2 study. In PAC203, the entry criteria were modified to exclude patients with a history of cardiac and/or bleeding events and additional dose modification guidelines were implemented for the management of treatment-emergent cardiac and or bleeding events. The first patient in the PAC203 trial was enrolled in July 2017. In April 2018, we amended the protocol to expand the sample size to a maximum of 150 patients (or 50 patients per arm) to collect additional data for the safety and efficacy analyses. In July 2018, we announced that the IDMC for the PAC203 trial completed its planned interim data review of the PAC203 trial and that the IDMC did not identify any drug- or dose-related safety concerns and did not identify any concerns about cardiac or bleeding events. Following meetings with the FDA and EMA and consultation with the IDMC, we eliminated the interim efficacy analysis and focused the second interim data review, and all subsequent data reviews, on an assessment of safety. The protocol was amended to reflect this change and submitted to FDA. In October 2018, we announced the continuation of the PAC203 Phase 2 study without modification, following a planned second interim data review by the IDMC. The IDMC did not identify significant drug- or dose-related safety concerns and specifically did not identify any concerns around hemorrhagic or cardiac toxicity. A complete dataset from the fully enrolled study (including efficacy, safety, pharmacokinetic and pharmacodynamic data) will be used to determine the optimal dose of pacritinib for further clinical development, as requested by the FDA. The PAC203 study was fully enrolled in December 2018. In January 2019, the IDMC completed its planned third interim safety review and recommended that the study continue without modification. We expect to report the determination of the optimal dose of pacritinib in mid-2019 following a meeting with the FDA and top-line efficacy and safety data from the study are expected to be reported at a major medical meeting by the end of 2019.

In July 2018, we attended a Type B meeting with the FDA to discuss the proposed regulatory pathway for pacritinib. Based on FDA feedback at that meeting, we plan to conduct a randomized Phase 3 study of pacritinib in patients with myelofibrosis. We anticipated the dose and dosing schedule for the Phase 3 study will be determined using the results of the PAC203 study. We completed a Type C meeting with the FDA in December 2018 and received input from the FDA on key elements of the design of the new randomized Phase 3 study of pacritinib in adult patients with myelofibrosis (primary myelofibrosis, post-polycythemia vera myelofibrosis, or post-essential thrombocythemia myelofibrosis) and who have severe thrombocytopenia (as defined by patients with platelet counts of less than 50,000 per microliter), an indication that has been recognized by the medical community as an important unmet medical need. The planned Phase 3 study is designed to evaluate the effects of pacritinib as compared to physician’s choice of treatment. The primary efficacy endpoint will be the proportion of patients achieving a greater than or equal to 35% SVR between baseline and Week 24. Secondary efficacy endpoints of the study include TSS reduction and overall survival. Before commencing the Phase 3 study, we plan to seek FDA advice on the proposed final protocol design and seek scientific advice from European countries to support alignment on the Phase 3 study design. To expedite the transition to Phase 3, we intend to amend the PAC203 protocol to include a Phase 3 component, with enrollment anticipated to commence following our determination of the optimal dose of pacritinib, which we expect to report in mid-2019.

Marketing Authorization Application

The MAA for pacritinib was submitted to the EMA in February 2016 with an indication statement based on the PERSIST-1 trial data. In its initial assessment report, the CHMP determined that the original application was not approvable at that point in the review cycle because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. Subsequent to the filing of the original MAA, data from the second Phase 3 trial of pacritinib, PERSIST-2, were reported.

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

We received the Day 120 LoQ in November 2017, which included Major Objections in areas including efficacy, safety (including hematological, cardiovascular and infectious toxicities) and other concerns including the size of the data set and the pharmacokinetic analyses of the two dosing regimens studied in PERSIST-2. A request for an extension was submitted following a clarification meeting with the rapporteur, co-rapporteur and members of the EMA to provide the EMA with data from PAC203, and in January 2018, we were granted a three-month extension for submitting our response to the Day 120 LoQs. In December 2017 a preapproval GCP inspection of the PERSIST-2 clinical study was conducted by the EMA. In February 2018, the EMA issued its final GCP inspection report, which concluded that the PERSIST-2 clinical trial was generally conducted in compliance with GCP and internationally accepted ethical standards, that the deficient safety reporting procedures identified as inspection findings did not pose a direct risk to data quality and that the results from the PERSIST-2 clinical trial can be used for the evaluation and assessment of the MAA. In July 2018, we received the Day 180 LoQs and were granted a two-month extension to allow us to submit a snapshot of clinical data from the ongoing PAC203 study with our responses to the remaining list of questions. In the third quarter of 2018, we submitted comprehensive responses to the Day 180 LoQs, which included new data from the PAC203 trial. In November 2018, we received a second round of questions related to the Day 180 List of Outstanding Issues. We submitted responses to these additional questions, which included data from the ongoing open label PAC203 trial, in December 2018. We withdrew the MAA in February 2019 following interactions with CHMP, during which we learned that CHMP was likely to formally adopt a negative opinion in its evaluation of the application. CHMP indicated that the risk-benefit profile for pacritinib for the intended indication has not been sufficiently established with the clinical data available to date.

Development in Other Indications

In December 2014, we announced results of a preclinical analysis of kinase inhibition by pacritinib that demonstrated a unique kinome profile among agents in development for myelofibrosis and suggests potential therapeutic benefit across a spectrum of blood-related cancers. Pacritinib’s potent inhibition of IRAK1 and CSF1R highlight its potential therapeutic utility in other diseases, such as MDS, CLL, graft versus host disease, or GvHD, autoimmune diseases and breast cancer, some of which are currently being evaluated in investigator sponsored trials, or ISTs.

In October 2016, we regained worldwide rights for the development and commercialization of pacritinib following termination of the Pacritinib License Agreement with Baxalta. For additional information relating to the termination of the Pacritinib License Agreement, see “License Agreements - Baxalta” below.

PIXUVRI

PIXUVRI is a novel aza-anthracenedione with unique structural and physiochemical properties. In May 2012, the European Commission granted conditional marketing authorization in the E.U., for PIXUVRI as a monotherapy for the treatment of adult patients with multiply relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL. As part of the conditional marketing authorization in the E.U., we were required to conduct a post-authorization trial, which we refer to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL and follicular grade 3 lymphoma. Enrollment for PIX306 was completed in August 2017 and, in July 2018, we and Servier announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab. In February 2019, we and Servier agreed to mutually terminate our collaborative relationship. For additional information on our agreements with Servier, please see the discussion in “- License Agreements - Servier.”

Research and Development Expenses

Research and development is essential to our business. We spent $36.5 million and $32.9 million in 2018 and 2017, respectively, on company-sponsored research and development activities. The development of a product candidate involves inherent risks and uncertainties, including, among other things, that we cannot predict with any certainty the pace of enrollment of our clinical trials. As a result, we are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process. For these reasons, among others, we cannot estimate the date on which clinical development of a product candidate will be completed or when, if ever, we will be able to commence commercialization of pacritinib. For additional information relating to our research and development expenses and associated risks, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Years ended December 31, 2018 and 2017 - Operating costs and expenses - Research and development expenses” and Part I, Item 1A, “Risk Factors.”

License Agreements

Servier

In April 2017, we entered into the Restated Agreement with Servier, pursuant to which we amended and restated our Exclusive License and Collaboration Agreement, or the Original Agreement, with Servier, entered into in September 2014. Under the Restated Agreement, we granted Servier an exclusive, sublicensable (subject to certain exceptions) license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products, or Licensed Products, outside of the U.S. (and its territories and possessions). In accordance with the Restated Agreement, we transferred to Servier medical affairs and commercialization activities relating to the Licensed Products in Austria, Denmark, Finland, Germany, Israel, Norway, Sweden, Turkey and the U.K., collectively referred to as the Transition Territory. We also terminated or assigned certain distributor and wholesaler contracts to Servier in the Transition Territory, which activities were completed in 2018. Pursuant to the Restated Agreement, each party has responsibility for the manufacture and supply of drug products and substances in its respective territory. In connection with the Restated Agreement, in October 2017, we and Servier entered into an amendment to our June 2015 trademark license agreement to provide for Servier’s right to use of our trademark PIXUVRI in connection with Licensed Products worldwide, excluding the U.S. (and its territories and possessions).

We received an upfront payment of €12.0 million from Servier, which included €2.0 million for a new milestone previously achieved, and Servier purchased PIXUVRI drug product for an additional €0.9 million in July 2017. Subject to the achievement of certain conditions, the Restated Agreement provided for certain milestone payments from Servier. In September 2017 and November 2018, we attained a regulatory milestone under the Restated Agreement and recorded milestone revenue in the amount of €1.0 million (or $1.2 million using the currency exchange rate as of the date the milestone was achieved) and €3.0 million (or $3.4 million using the currency exchange rate as of the date the milestone was achieved), respectively.

In February 2019, we entered into a Termination and Transfer Agreement, or the Servier Termination Agreement, with Servier, which terminates the Restated Agreement. Under the Servier Termination Agreement, we will continue to be responsible for non-U.S. pharmacovigilance for PIXUVRI, the submission of a marketing authorization application for PIXUVRI and wind down of the PIX306 clinical trial during a transition period, which will last until the EMA adopts a position on the PIXUVRI marketing authorization application. Servier agreed to reimburse us €620,000 for costs to be incurred in connection with transition period activities, and if the transition period extends beyond May 31, 2019, Servier will provide additional reimbursement to us not to exceed €50,000 per month or €200,000 in the aggregate. If the EMA’s definitive position results in a standard marketing authorization for PIXUVRI, we will transfer and assign all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an asset purchase agreement. Alternatively, if the EMA’s definitive position results in a conditional marketing authorization or suspension or withdrawal of the marketing authorization, then, at Servier’s election, we will either transfer and assign all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an asset purchase agreement or cooperate with Servier in the withdrawal of PIXUVRI from all jurisdictions other than the United States. The Servier Termination Agreement provides that, in either scenario, any asset purchase agreement will require, among other things, Servier to pay us €2.0 million and assume responsibility for all of the obligations related to PIXUVRI, including our remaining royalty payments to Novartis International Pharmaceutical Ltd. and the University of Vermont.

Baxalta

In November 2013, we entered into a Development, Commercialization and License Agreement, dated as of November 14, 2013, with Baxter International Inc., or Baxter, for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas, or the Pacritinib License Agreement, which was subsequently amended in June 2015. Baxter assigned its rights and obligations under the Pacritinib License Agreement to Baxalta. Under the Pacritinib License Agreement, we granted to Baxter an exclusive, worldwide (subject to co-promotion rights discussed below), royalty-bearing, non-transferable, and (under certain circumstances outside of the U.S.) sub-licensable license to our know-how and patents relating to pacritinib.

In October 2016, we entered into the Asset Return and Termination Agreement, or the Baxalta Termination Agreement, with Baxalta. Pursuant to the Baxalta Termination Agreement, the Pacritinib License Agreement was terminated in its entirety (other than with respect to certain customary provisions that survive termination, including those pertaining to confidentiality and indemnification), the Pacritinib License Agreement has no further force or effect, and all rights and obligations of the Company and Baxalta under the Pacritinib License Agreement were terminated.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the Baxalta Termination Agreement and are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta. In addition, under the Baxalta Termination Agreement, we are required to make a milestone payment to Baxalta in the amount of approximately $10.3 million upon the first regulatory approval or any pricing and reimbursement approvals of a product containing pacritinib.

University of Vermont

We entered into an agreement with the University of Vermont, or UVM, in March 1995, as amended, or the UVM Agreement, which grants us an exclusive sublicensable license for the rights to PIXUVRI. Pursuant to the UVM Agreement, we acquired the rights to make, have made, sell and use PIXUVRI, and we are obligated to make royalty payments to UVM ranging from low single digits to mid-single digits as a percentage of net sales; such royalty expenses are included in Cost of product sold in our consolidated financial statements. The higher royalty rate is payable for net sales in countries where specified UVM licensed patents exist, or where we have obtained orphan drug protection, until such UVM patents or such protection no longer exists. For a period of ten years after the first commercialization of PIXUVRI, the lower royalty rate is payable for net sales in such countries after expiration of the designated UVM patents or loss of orphan drug protection, and in all other countries without such specified UVM patents or orphan drug protection. Unless otherwise terminated, the term of the UVM Agreement continues for the life of the licensed patents in those countries in which a licensed patent exists, and continues for ten years after the first sale of PIXUVRI in those countries where no such patents exist. We may terminate the UVM Agreement, on a country-by-country basis or on a patent-by-patent basis, at any time upon advance written notice. UVM may terminate the UVM Agreement upon advance written notice in the event royalty payments are not made. In addition, either party may terminate the UVM Agreement in the event of an uncured material breach of the UVM Agreement by the other party or in the event of bankruptcy of the other party. If we enter into an asset purchase agreement with Servier pursuant to the Servier Termination Agreement, Servier will assume our obligations to make royalty payments to UVM under the UVM Agreement.

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

Under the Novartis Termination Agreement, we agreed not to transfer, license, sublicense or otherwise grant rights with respect to intellectual property of PIXUVRI and Opaxio unless the recipient thereof agrees to be bound by the terms of the Novartis Termination Agreement. We also agreed to provide potential payments to Novartis, including a percentage ranging from the low double-digits to the mid-teens, of any consideration received by us or our affiliates in connection with any transfer, license, sublicense or other grant of rights with respect to intellectual property of PIXUVRI or Opaxio; provided that such payments will not exceed certain prescribed ceilings in the low single-digit millions. Novartis is entitled to receive potential payments of up to $16.6 million upon the successful achievement of certain sales milestones of PIXUVRI and Opaxio. We are also obligated to pay to Novartis tiered low single-digit percentage royalty payments for the first several hundred million dollars in annual net sales, and 10% royalty payments thereafter based on annual net sales of each of PIXUVRI and Opaxio, subject to reduction in the event generic drugs are introduced and sold by a third party, causing the sale of PIXUVRI to fall by a percentage in the high double digits. Royalty payments for PIXUVRI are subject to certain minimum floor percentages in the low single digits. The royalty expenses payable under the Novartis Termination Agreement are included in Cost of product sold in our consolidated financial statements. If we enter into an asset purchase agreement with Servier pursuant to the Servier Termination Agreement, Servier will assume our obligations to make royalty payments to Novartis under the Novartis Termination Agreement.

Teva Pharmaceutical Industries Ltd.

In June 2005, we entered into an acquisition agreement with Cephalon, Inc., or Cephalon, pursuant to which we divested the compound, TRISENOX. Cephalon was subsequently acquired by Teva Pharmaceutical Industries Ltd., or Teva. Under this agreement, we have the right to receive up to $100 million in payments upon achievement by Teva of specified sales and development milestones related to TRISENOX. To date, we have received $60.0 million of such potential milestone payments as a result of having achieved certain sales milestones.

Other Agreements

We have several agreements with CROs, third-party manufacturers and distributors that have durations of greater than one year for the development and distribution of certain of our compounds.

Information about Customer and Geographic Concentrations

Information about customer and geographic revenue is set forth in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15. Customer and Geographic Concentrations" of this Annual Report on Form 10-K.

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

Our U.S. and foreign composition of matter patents for pacritinib expire as follows: U.S. patents expire in May 2028 (method) / January 2029 (compound) / March 2030 (salt); foreign patents expire in November 2026 (method and compound) / December 2029 (salt). We expect our U.S. and foreign patent applications for use of pacritinib for treating transplant rejection will expire in 2036. Pacritinib has orphan drug designation for myelofibrosis in the U.S. and the E.U.

Our U.S. and foreign patents for PIXUVRI (pixantrone) expire as follows: US Patent Nos. 5,616,709 and 5,506,232 covering the pixantrone compound (i.e., 6,9-bis[(2-aminoethyl)amino]benzo[g]isoquinoline-5,10-dione), and dimaleate salt thereof, expired in 2014. Other patents relating to PIXUVRI include a US patent expiring in August 2024 (injectable formulation); Foreign patents (except Europe) expiring in May 2023 (injectable formulation); and European patents expiring in March 2020 (salt) and May 2027 (injectable formulation). If we enter into an asset purchase agreement with Servier pursuant to the Servier Termination Agreement, we will be required to transfer our U.S. and foreign patents for PIXUVRI to Servier. For more information, see “- License Agreements - Servier.”

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

Manufacturing, Distribution and Associated Operations

Our manufacturing strategy utilizes third party contractors for the procurement and manufacture, as applicable, of raw materials, active pharmaceutical ingredients and finished drug product, as well as for labeling, packaging, storage and distribution of our compounds and associated supply chain operations. As our clinical development activities continue to expand, we expect that our manufacturing, distribution and related operational requirements will increase correspondingly. Additionally, in October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. The development and commercialization of a major product candidate like pacritinib without a collaborative partner has significantly increased our manufacturing, distribution and related operational requirements, and we expect such increases to continue as we advance the clinical development of pacritinib.

Each third party contractor undergoes a formal qualification process by our subject matter experts prior to our entry into any service agreement and initiating any manufacturing work. We currently have a commercial supply arrangement for pacritinib.

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

Pacritinib would compete with Jakafi®, which is marketed by Incyte in the U.S. and Novartis ex-U.S. If approved, we may face competition from other candidates in development that target JAK inhibition to treat cancer such as fedratinib (Celgene) and momelotinib (Sierra Oncology).

Some of our existing or potential competitors have substantially greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have products that have been approved or are in development and operate large, well-funded research and development programs.

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

Non-U.S. Regulation

Before our medicinal products can be marketed outside of the U.S., they must be subject to regulatory approval similar to that required in the U.S. The requirements governing the conduct of clinical trials, including requirements to conduct additional clinical trials, product licensing, safety reporting, post-authorization requirements, marketing and promotion, interactions with healthcare professionals, pricing and reimbursement may vary widely from country to country. No action can be taken to market any product in a country until an appropriate approval application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices may not be approved for such product.

Conduct of clinical trials in the E.U.

Similar to the United States, the various phases of non-clinical and clinical research in the E.U. are subject to significant regulatory controls. Although EU Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive, has sought to harmonize the E.U. clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the E.U., E.U. Member States have transposed and applied the provisions of the Clinical Trials Directive in a manner that is not always uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual E.U. Member States. The E.U. has, therefore, adopted Regulation (EU) No 536/2014, or the Clinical Trials Regulation. The Clinical Trials Regulation, which will replace the Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the E.U., including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results. The Clinical Trials Regulation is expected to take effect beginning in late 2019 or in 2020.

Clinical trials must currently be conducted in accordance with the requirements of the Clinical Trials Directive and applicable good clinical practice standards, as implemented into national legislation by the individual E.U. Member States. Under the current regime, before a clinical trial can be initiated it must be approved in each E.U. Member State where there is a site at which the trial is to be conducted by two separate entities: the National Competent Authority, or NCA, and one or more Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the E.U. Member State where they occur.

In the E.U., pediatric data or an approved Pediatric Investigation Plan, or PIP, or waiver, must be approved by the European Medicines Agency, or EMA, prior to submission of a marketing authorization application to the EMA or to the competent authorities of the E.U. Member States. In most E.U. countries, companies are also required to have an approved PIP before enrolling pediatric patients in a clinical trial.

Marketing authorization procedures in the E.U. and post-marketing obligations

In the E.U., medicinal products may only be placed on the market after a related marketing authorization, or MA, has been granted. Marketing authorizations for medicinal products can be obtained through several different procedures founded on the same basic regulatory process. These are through the centralized procedure, the mutual recognition procedure, the decentralized procedure, or a national procedure (single E.U. Member State).The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and certain other new medicinal products containing a new active substance for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. It is optional for medicinal products containing a new active substance that is not yet authorized in the European Economic Area, or the EEA, and for medicinal products that constitute significant therapeutic, scientific or technical innovations, or for which grant of a marketing authorization through the centralized procedure would be in the interest of patients or animal health at E.U. level. The centralized procedure allows a company to submit a single application to the EMA which will provide a positive opinion regarding the application if it meets certain quality, safety, and efficacy requirements. Based on the positive opinion of the EMA, the European Commission takes a final decision to grant a centralized marketing authorization which is valid in all 28 E.U. Member States and three of the four European Free Trade Association, or EFTA countries (Iceland, Liechtenstein and Norway).

The decentralized authorization procedure permits companies to file identical applications for authorization to the competent authorities in several E.U. Member States simultaneously for a medicinal product that has not yet been authorized in any E.U. Member State. The competent authority of a single E.U. Member State, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other E.U. Member States, the concerned member states, are subsequently required to grant marketing authorization for their territories on the basis of this assessment. The only exception to this is where the competent authority of an E.U. Member State considers that there are concerns of potential serious risk to public health related to authorization of the product. In these circumstances the matter is submitted to the Heads of Medicines Agencies, or CMDh, for review. The mutual recognition procedure allows companies that have a medicinal product already authorized in one E.U. Member State to apply for this authorization to be recognized by the competent authorities in other E.U. Member States. The national marketing authorization procedure is founded on the same basic E.U. regulatory process as the other marketing authorization procedures discussed herein. The national marketing authorization procedure, which is increasingly rare, permits a company to submit an application to the competent authority of a single E.U. Member State and, if successful, to obtain a marketing authorization that is valid only in this E.U. Member State.

The maximum timeframe for the evaluation of a marketing authorization application in the E.U. is 210 days, excluding question or opinion response periods. The initial marketing authorization granted in the E.U. is valid for five years. The authorization may be renewed and remain valid for an unlimited period unless the national competent authority or the European Commission decides on justified grounds to proceed with one additional five-year renewal period. The renewal of a marketing authorization is subject to a re-evaluation of the risk-benefit balance of the product by the national competent authorities or the EMA.

Similar to accelerated approval regulations in the U.S., conditional marketing authorizations can be granted in the E.U. by the European Commission in exceptional circumstances. A conditional marketing authorization can be granted for medicinal products where, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, a number of criteria are fulfilled; i) the benefit/risk balance of the product is positive, ii) it is likely that the applicant will be in a position to provide the comprehensive clinical data, iii) unmet medical needs will be fulfilled by the grant of the marketing authorization and iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization must be renewed annually. Under the provisions of the conditional marketing authorization for PIXUVRI, we were required to complete a post-marketing Phase 3 study to further investigate the effects of using PIXUVRI in a defined group of patients who had received prior treatment with rituximab. We submitted the related clinical study report to the EMA in November 2018.

In the E.U., innovative medicinal products that are subject to marketing authorization on the basis of a full dossier and which do not fall within the scope of the concept of global marketing authorization qualify for eight years of data exclusivity upon marketing authorization and ten years of market exclusivity. The eight years' data exclusivity prevents regulatory authorities in the E.U. from referencing the innovator’s data in assessing an application for authorization of a generic or biosimilar medicinal product for eight years from the data of authorization of the innovative product. After this period has expired a generic or biosimilar marketing authorization application may be submitted, and the innovator’s data may be referenced in the application. However, even if the generic product or biosimilar products is authorized it cannot be marketed in the E.U. for a further two years. The overall ten year market exclusivity period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Pricing and reimbursement in the E.U.

Even if a product is subject to a marketing authorization in the E.U., there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. The E.U. Member States have the power to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An E.U. Member State may approve a specific price for the medicinal product. Alternatively, it may adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

In a number of E.U. Member States we may be subject to cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some E.U. Member States, including countries representing major markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual E.U. Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. This legislative proposal is intended to boost cooperation among E.U. Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the E.U. level for joint clinical assessments in these areas. The proposal provides that E.U. Member States will be able to use common HTA tools, methodologies, and procedures across the E.U., working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual E.U. Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual E.U. Member States, but there can be no assurance that the draft HTA regulation will not have effects on pricing and reimbursement decisions.

Therefore, we will need to expend significant effort and expense to establish and maintain reimbursement arrangements in the various countries comprising the E.U. and may never succeed in obtaining widespread reimbursement arrangements therein.

Post-Approval Regulation

Similarly to the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and the competent authorities of the individual E.U. Member States both before and after grant of the manufacturing and marketing authorizations. Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with E.U. laws and the related national laws of individual E.U. Member States governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of marketing authorization, may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The holder of an E.U. marketing authorization for a medicinal product must also comply with E.U. pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. These rules can impose on holders of marketing authorization granted through the centralized marketing authorization procedure the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time consuming and expensive and could impact our profitability. Marketing authorization holders are required to prepare Periodic Safety Update Reports in relation to medicinal products for which they hold marketing authorizations. The EMA reviews Periodic Safety Update Reports for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing marketing authorization for the product be suspended, withdrawn or varied. The Agency can advise that the marketing authorization holder be obliged to conduct post-authorization Phase IV safety studies. The EMA opinion is submitted to the European Commission for its consideration. If the Commission agrees with the opinion, it can adopt a decision varying the existing marketing authorization. Failure by the marketing authorization holder to fulfill the obligations for which the European Commission's decision provides can undermine the on-going validity of the marketing authorization.
More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the marketing authorization for the product or imposition of financial penalties or other enforcement measures.

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

We and our third-party manufacturers are subject to cGMP, which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by the EMA, the European Commission, the competent authorities of E.U. Member States and other regulatory authorities. Companies may be subject to civil, criminal or administrative sanctions. These include suspension of manufacturing authorization in case of non-compliance with the E.U. or E.U. Member States’ requirements governing the manufacturing of medicinal products.
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

Data Privacy and Protection

Data protection laws and regulations have been adopted at the E.U. level with related implementing laws in individual E.U. Member States which impose significant compliance obligations. For example, the E.U. General Data Protection Regulation, which entered into force in May 2018, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting.

As the General Data Protection Regulation entered into force recently, guidance on implementation and compliance practices are still being developed, updated or otherwise revised. Although the General Data Protection Regulation is intended to provide for a high level of harmonization across the E.U., Member States may still implement certain variations, and data protection authorities may enforce the General Data Protection Regulation and national laws differently, which adds to the complexity of processing personal data in the E.U. Apart from exceptional circumstances, the E.U. General Data Protection Regulation prohibits the transfer of personal data to countries outside of the European Economic Area, that are not considered by the European Commission to provide an adequate level of data protection, including the U.S, and requires companies to take additional compliance measures to lawfully perform such transfers .

Furthermore, there is a trend towards the public disclosure of clinical trial data in the E.U. which also adds to the complexity of processing health data from clinical trials. Such public disclosure obligations are provided in the new E.U. Clinical Trials Regulation, EMA disclosure initiatives, and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the General Data Protection Regulation, further adds to the complexity that we face with regard to data protection regulation.

Consequences of Non-Compliance

Failure to comply with applicable requirements may subject us to administrative or judicial sanctions, such as clinical holds, refusal of regulatory authorities to approve or authorize pending product applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, financial penalties and/or criminal prosecution.

Environmental Regulation

In connection with our research and development activities, we are subject to federal, state and local laws, rules, regulations and policies, both internationally and domestically, governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, treatment, transportation and disposal of certain materials, biological specimens and wastes and employee safety and health matters. Although we believe that we have complied with these laws, regulations and policies in all material respects and have not been required to take any significant action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, including, but not limited to, certain hazardous chemicals and radioactive materials. Although we believe that our safety procedures for handling and disposing of such materials comply with applicable law and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability not covered by insurance could exceed our resources. See the risk factor, “We may be subject to claims relating to improper handling, storage or disposal of hazardous materials.” in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional information regarding the risks and uncertainties we face due to the use of hazardous materials.

Employees

As of December 31, 2018, we employed 46 individuals in the U.S. In December 2018, we announced a restructuring plan to improve efficiencies and reduce costs within the Company, and as a result, a total of 21 positions will be eliminated approximately by the end of the first quarter 2019. Our employees do not have a collective bargaining agreement. We believe our relations with our employees are good.

Corporate Information

We were incorporated in the State of Washington in 1991. In May 2014, we changed our name from “Cell Therapeutics, Inc.” to “CTI BioPharma Corp.” We completed our initial public offering in 1997 and our shares are listed on The Nasdaq Capital Market under the symbol “CTIC”. On January 24, 2018, we changed our state of incorporation from the State of Washington to the State of Delaware. Our principal executive offices are located at 3101 Western Avenue, Suite 800, Seattle, Washington 98121. Our telephone number is (206) 282-7100. Our website address is located at www.ctibiopharma.com; however, the information in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov.

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including “CTI BioPharma,” and “PIXUVRI.” Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of December 31, 2018, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

Our prospects are dependent on the successful development, regulatory approval and commercialization of pacritinib.

We have resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, and we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta. Because obtaining regulatory approval requires substantial time, effort and financial resources, the termination of this collaborative partnership could negatively impact our ability to successfully develop and commercialize pacritinib. Even if we are successful in developing and obtaining regulatory approval for pacritinib, it would face competition from currently approved compounds and potentially other candidates being developed by our competitors. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we may need to seek additional funding, which may not be available or may not be available on favorable terms. We could also seek another collaborative partnership for the development and commercialization of pacritinib, which may not be available on reasonable terms or at all. If we partner pacritinib, we may have to relinquish valuable economic rights and would potentially forgo additional economic benefits that could be realized if we continued the development and commercialization activities alone. Even if pacritinib receives approval from the FDA, EMA or other regulatory authorities, we would need to incur significant expenses to support the commercialization and launch of pacritinib, which investment may never be realized if sales are insufficient. As our primary product candidate under development, our prospects are substantially dependent upon the successful development, approval and commercialization of pacritinib. If we fail to obtain regulatory approval and successfully commercialize pacritinib, our business would be materially and adversely impacted as we have no other product candidates in active clinical development.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the U.S. and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•If we are successful in bringing pacritinib to market, pacritinib will face competition from the currently approved JAK1/JAK2 inhibitor, Jakafi® / Jakavi® and may face competition from fedratinib, which Celgene has announced is being prepared for an NDA submission in myelofibrosis. Celgene announced their pending acquisition by Bristol-Myers Squibb in January 2019. Pacritinib may also face competition from momelotinib, which Sierra Oncology acquired from Gilead and has announced will likely require an additional clinical study to consolidate data across the momelotinib development program.

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

We have substantial operating expenses associated with the development of our compounds, and we have significant contractual payment obligations. Our available cash, cash equivalents and short-term investments were $67.0 million as of December 31, 2018. In February 2018, we received approximately $64.2 million in net proceeds from an offering of common stock. In addition, we received a $10.0 million milestone payment from Teva Pharmaceutical Industries Ltd. in February 2019 relating to the achievement of a worldwide net sales milestone of TRISENOX in December 2018. While we believe that our present financial resources will be sufficient to fund our operations through the second quarter of 2020, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including the resumption of primary responsibilities for the development and commercialization of pacritinib as a result of the termination of the

Pacritinib License Agreement in October 2016, acquisitions of compounds or other assets, regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. For example, we have a sales agreement in place with Cowen and Company, LLC, or Cowen, to sell up to $50.0 million worth of shares of our common stock, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent. However, our ability to raise capital is subject to a number of risks, uncertainties, constraints and consequences, including, but not limited to, the following:

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

For these and other reasons, additional funding may not be available on favorable terms or at all. If we raise additional funds by issuing equity or-equity linked securities, including pursuant to our at-the-market offering facility with Cowen, our stockholders may experience dilution. If we fail to obtain additional capital when needed, we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Any of these consequences could harm our business, financial condition, operating results and prospects.

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

With regard to certain of the foregoing clinical trial operations and stages in the manufacturing and distribution chain of our compounds, we rely on single vendors. In addition, in the event pacritinib is approved, we will initially have only one commercial supplier for pacritinib. We may in the future seek to qualify an additional manufacturer of pacritinib, but the process for qualifying a manufacturer, and seeking prior regulatory approval for a new manufacturer, can be lengthy and may not occur on a timely basis or at all. The use of single vendors for core operational activities, such as clinical trial operations, manufacturing and distribution, and the resulting lack of diversification, expose us to the risk of a material interruption in service related to these single, outside vendors. As a result, our exposure to this concentration risk could harm our business.

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

Our future success depends, in part, on our ability to continue to attract and retain senior management, other key personnel and directors to enable the execution of our business plan and to identify and pursue new opportunities. Additionally, our productivity and the quality of our operations are dependent on our ability to integrate and train our new personnel quickly and effectively. In February 2017, we announced the appointment of Adam Craig, M.D., Ph.D., as President and Chief Executive Officer effective March 2017, and also in September 2017, we announced the appointment of Bruce J. Seeley as Executive Vice President, Chief Operating Officer and David H. Kirske as Chief Financial Officer. In

December 2018, we announced a restructuring plan to improve efficiencies and reduce costs within the organization, which resulted in workforce reductions impacting approximately half of the total number of our employees immediately prior to the restructuring. These leadership transitions, management changes and the recent reduction in force can be difficult to manage and may create uncertainty or disruption to our business, increase the likelihood of turnover in our other officers and employees and negatively impact our ability to recruit.

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

One component of our business strategy is the in-licensing and acquisition of drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories, such as pacritinib. Competition for new promising compounds and commercial products can be intense. If we are not able to identify future in-licensing or acquisition opportunities and enter into arrangements on acceptable terms, our future product portfolio and potential profitability could be harmed.

We may owe additional amounts for VAT related to our operations in Europe.

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an Input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was $4.5 million and $4.8 million as of December 31, 2018 and 2017, respectively.

On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.7 million and €0.9 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. The 2005 VAT assessment was decided in favor of the Company by the Italian Supreme Court, with no further potential liabilities for the Company. Further information pertaining to these cases can be found in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 18. Commitments and Contingencies" and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €4.2 million, or approximately $4.8 million converted using the currency exchange rate as of December 31, 2018, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 18. Commitments and Contingencies," for more information regarding the regulatory matters and legal claims in which we are currently involved. Additionally, we were previously required to supply documents in response to a subpoena from the SEC in connection with an investigation into potential federal securities law violations; however, in August 2018, the SEC staff sent a letter stating that it had concluded its investigation of us, and, based on information it had as of that date, it did not intend to recommend an enforcement action against us. Litigation and regulatory proceedings are subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages and penalties or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. If an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

We cannot predict with certainty the eventual outcome of any litigation or regulatory proceedings we are or may be party to in the future. In addition, negative publicity resulting from any allegations of wrong-doing could harm our business, regardless of whether the allegations are valid or whether there is a finding of liability. Furthermore, we may have to incur substantial time and expense in connection with such lawsuits and management’s attention and resources could be diverted from operating our business as we respond to the litigation. Our insurance is subject to high deductibles and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages. In the event of negative publicity resulting from allegations of wrong-doing and/or an adverse outcome under any currently pending or future lawsuit, our business could be materially harmed.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the United States signed into law, on December 22, 2017, tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property. We have completed our determination of the accounting implications of the 2017 Tax Act. The rate adjustment to deferred tax assets, a discrete item for the quarter, is fully offset by a decrease in the valuation allowance: there is therefore no rate impact to us. In addition, there is no impact to current or deferred taxes related to the one-time deemed repatriation, as our foreign subsidiaries do not have cumulative positive earnings and profits. We are continuing to evaluate the impact of the 2017 Tax Act as further guidance is released. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. We anticipate needing to make further investments in protecting against these matters going forward. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Our contract manufacturers and other service providers face similar risks with respect to interruptions, breakdowns, and other security incidents, and any incidents suffered by our service providers can result in similar impacts upon our business, results of operations, financial condition, prospects and cash flows.

While we maintain insurance, our insurance may be insufficient to cover all liabilities incurred by any security incidents. We also cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

We recently implemented a restructuring plan, which we cannot guarantee will achieve its intended benefits.

In December 2018, we announced a restructuring plan to improve our efficiencies and reduce costs. We may incur significant costs to implement this restructuring plan, and doing so may subject us to litigation risks and expenses. Moreover, while we currently expect to realize cost savings of approximately $20 million primarily associated with reduced employee costs over the next three years as a result of our restructuring plan, there can be no assurance that the restructuring plan will achieve its intended benefits. In addition, our restructuring plan may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. As a result, our restructuring plan and its implementation could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

Risks Related to the Development, Clinical Testing and Regulatory Approval of Our Product Candidates

The regulatory approval process for pacritinib has been subject to delay and uncertainty associated with clinical holds placed on pacritinib clinical trials in February 2016 and the withdrawal of the MAA in Europe. While the full clinical hold on pacritinib trials has been removed, our dose-exploration trial for pacritinib and further registration clinical trials for pacritinib could be subject to further delay or we could be prevented from further studying pacritinib or seeking its commercialization.

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib clinical studies. A full clinical hold is a suspension of the clinical work requested under an IND application. Under the full clinical hold, all patients on pacritinib at the time of the hold order were required to discontinue pacritinib immediately, and no new patients could be enrolled or start pacritinib as initial or crossover treatment. In January 2017, the full clinical hold was removed following review of our complete response submission which included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and FDA agreement on a proposed study design for a dose-exploration clinical trial. In July 2017, we enrolled the first patient in the PAC203 trial, which is evaluating the safety and efficacy of three dosing schedules over 24 weeks in patients with myelofibrosis previously treated with ruxolitinib. In October 2018, we announced the continuation of the PAC203 Phase 2 study without modification, following a planned second interim data review by the independent data monitoring committee, or IDMC. Following meetings with the FDA and EMA and in consultation with the IDMC, we eliminated the interim efficacy analysis and focused the second IDMC review, and all subsequent data reviews, on an assessment of safety. A complete dataset from the fully enrolled study (including efficacy, safety, pharmacokinetic and pharmacodynamic data) will be used to determine the optimal dose of pacritinib for further clinical development, as requested by the FDA. Based on FDA feedback received at a July Type B meeting, we plan to conduct a randomized Phase 3 study of pacritinib in patients with myelofibrosis. The dosing for the Phase 3 study will be determined using the results of the PAC203 study. We completed a Type C meeting with the FDA in December 2018 and received input from the FDA on key elements of the design of the new randomized Phase 3 study of pacritinib in adult patients with myelofibrosis (primary myelofibrosis, post-polycythemia vera myelofibrosis, or post-essential thrombocythemia myelofibrosis) and who have severe thrombocytopenia (platelet counts of less than 50,000 per microliter). Before commencing the Phase 3 study, we plan to seek FDA advice on the proposed final protocol design and seek scientific advice from European countries to support alignment on the Phase 3 study design. Although the IDMC completed its planned third interim safety review in January 2019 and recommended that the PAC203 study continue without modification, we cannot be certain that the proposed new Phase 3 study will be sufficient for regulatory approval or that the full data from the PAC203 study will not raise additional questions from the FDA or identify an optimal dose or dosing regimen of pacritinib that can be used in the planned Phase 3 registration study, and the FDA may again request additional information or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size.

Further, in the EMA’s initial assessment report regarding our original MAA, the CHMP determined that the current application was not approvable because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. After the filing of the original MAA, data from the second phase 3 trial of pacritinib, PERSIST-2, were reported. Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we withdrew the original MAA, and submitted a new application for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). The new MAA was validated by the EMA in July 2017; however, we withdrew the MAA in February 2019 following interactions with CHMP, during which we learned that CHMP was likely to formally adopt a negative opinion in its evaluation of the application. CHMP indicated that the risk-benefit profile for pacritinib for the intended indication has not been sufficiently established with the clinical data available to date. For additional information regarding the status of our clinical development efforts, see Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

For example, although PIXUVRI received conditional marketing authorization in the E.U. in May 2012, we were required to conduct a post-authorization trial, referred to as PIX306, comparing PIXUVRI and rituximab with gemcitabine and rituximab in the setting of aggressive B-cell NHL and follicular grade 3 lymphoma. In July 2018, we and Servier announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab and in February 2019, we and Servier mutually agreed to terminate our collaborative agreement.

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

We may in the future decide to seek an accelerated approval pathway for our compounds. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. A surrogate endpoint under an accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. There can be no assurance that the FDA will agree that any endpoint we suggest with respect to any of our drug candidates is an appropriate surrogate endpoint. Furthermore, there can be no assurance that any application will be accepted or that accelerated approval will be granted on any basis. Even if a product candidate is granted accelerated approval, such accelerated approval is contingent on the sponsor’s agreement to conduct one or more post-approval confirmatory trials that demonstrate a clinical benefit. Such confirmatory trial(s) must be completed with due diligence and, in some cases, the FDA may require that the trial(s) be designed and/or initiated prior to approval. Moreover, the FDA may withdraw approval of a product candidate or indication approved under the accelerated approval pathway for a variety of reasons, including if the trial(s) required to verify the predicted clinical benefit of a product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug, or if the sponsor fails to conduct any required post-approval trial(s) with due diligence.

In the event of priority review, the FDA has a goal to (but is not required to) take action on an application within six months after it has accepted an application for filing (rather than a goal of twelve months for a standard review). The FDA grants priority review only if it determines that a product treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared to a standard application. The FDA has broad discretion whether to grant priority review, and, while the FDA has granted priority review to other oncology product candidates, our drug candidates may not receive similar designation. Moreover, receiving priority review from the FDA does not guarantee completion of review or approval within the targeted six-month cycle or thereafter.

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed, promoted and advertised. Approved or authorized products are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports. In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs for post-approval studies. Further, distribution of products must be conducted in accordance with good distribution practices, or GDPs. The distribution process and facilities of our third-party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products. Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval. In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as the PIX306 trial of PIXUVRI required by the EMA. In

July 2018, we and Servier announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab, and in February 2019, we and Servier mutually agreed to terminate our collaborative agreement, which limits our ability to receive future payments and royalties related to PIXUVRI. For more information on the termination of our agreement with Servier, see the section of this report captioned “Business - License Agreements - Servier.”

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

Our business and future growth depend on the development, ultimate sale and use of products that are subject to FDA, EMA and or other regulatory agencies regulation, clearance and approval. Under the U.S. Federal Food, Drug, and Cosmetic Act and other laws, we are prohibited from promoting our products for off-label uses, or uses not approved by the FDA. This means that in the U.S., we may not make claims about the safety or effectiveness of our products and may not proactively discuss or provide information on the uses of our products that are not approved by the FDA, unless otherwise allowed by the FDA by policy or other guidance.

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

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, EMA and other regulators, providing inaccurate or misleading information to the FDA, EMA and other regulators, failure to comply with data privacy and security and healthcare fraud and abuse laws and regulations in the U.S. and abroad, reporting inaccurate financial information or clinical data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Additionally, laws regarding data privacy and security, including the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, as well as applicable laws in non-U.S. jurisdictions, such as the European Union's General Data Privacy Regulation and Clinical Trials Regulation, the latter of which will replace the E.U. Clinical Trials Directive and which is expected to take effect beginning in late 2019 or in 2020, may impose obligations with respect to safeguarding the privacy, use, security, transmission and other processing of individually identifiable health information and other personal data that we may collect, retain, and otherwise process. As the General Data Protection Regulation entered into force recently, guidance on implementation and compliance practices are still being developed, updated or otherwise revised. Although the General Data Protection Regulation is intended to provide for a high level of harmonization across the European Union, Member States may still implement certain variations, and data protection authorities may enforce the General Data Protection Regulation and national laws differently, which adds to the complexity of processing personal data in the European Union. Furthermore, there is a trend towards the public disclosure of clinical trial data in the E.U. which also adds to the complexity of processing health data from clinical trials. Such public disclosure obligations are provided in the new E.U. Clinical Trials Regulation, EMA disclosure initiatives, and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the General Data Protection Regulation, further adds to the complexity that we face with regard to data protection regulation. Additionally, we rely on the use of standard contractual clauses approved by the European Commission in order to transfer personal data from the E.U. to the U.S. These standard contractual clauses are subject to legal challenge in the E.U., and it is possible that they will be invalidated or modified. In such event, we could need to implement alternative measures to transfer personal data from the E.U. to the U.S., which we may be unable to do in a commercially reasonable manner or at all. In the U.S., in addition to possible civil and criminal penalties for violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We have acquired or licensed intellectual property from third parties, including patent applications and patents relating to intellectual property for pacritinib and other product candidates. Some of our product development programs depend on our ability to maintain rights under these arrangements. Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreement, we may lose our right to market and sell any products based on the licensed technology and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights.

We hold rights under numerous patents that we have acquired or licensed or that protect inventions originating from our research and development, and the expiration of any of these patents may allow our competitors to copy the inventions that are currently protected.

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development, and we have also obtained rights to various patents and patent applications under licenses with third parties and through acquisitions. Patents have been issued on many of these applications. We have pending patent applications or issued patents in the U.S. and foreign countries directed to pacritinib and other product candidates. However, the lives of these patents are limited. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained.

Our U.S. and foreign method and composition of matter patents for pacritinib expire as follows: U.S. patents expire in May 2028 (method) / January 2029 (compound) / March 2030 (salt); foreign patents expire in November 2026 (method and compound) / December 2029 (salt). We expect our U.S. and foreign patent applications for use of pacritinib for treating transplant rejection will expire in 2036. Pacritinib has orphan drug designation for myelofibrosis in the U.S. and the E.U.

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

The patent position of pharmaceutical and biotechnology firms, including ours, generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in pharmaceutical and biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. Patent applications in which we have rights may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated, circumvented or found unenforceable. Litigation, interference proceedings or other governmental proceedings that we may become involved in with respect to our proprietary technologies or the proprietary technology of others could result in substantial cost to us.

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

Patent litigation is widespread in the pharmaceutical and biotechnology industry, and any patent litigation could harm our business.

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

Moreover, third parties may challenge the patents that have been issued or licensed to us. We do not believe that pacritinib or any of the other compounds we are currently developing infringe upon the rights of any third parties nor do we believe that they are materially infringed upon by third parties; however, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements or redesign our compounds so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology and the technology exclusively licensed from any third parties. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended February 28, 2019, our stock price ranged from a low of $0.60 to a high of $5.36. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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

We have in the past and may in the future fail to comply with the Nasdaq requirements. If our common stock ceases to be listed for trading on the Nasdaq for failure to comply with the minimum $1.00 per share closing bid price requirement or for any other reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain a listing on the Nasdaq may constitute an event of default under our loan and security agreement and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the market price of our common stock. If we are not listed on the Nasdaq, our ability to raise capital will be adversely impacted. Additionally, for so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to file or use shelf registration statements on Form S-3 and further limit our ability to raise capital. We have relied significantly on shelf registration statements on Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need. Trading in our common stock has been halted or suspended on the Nasdaq in the past and may also be halted or suspended in the future on the Nasdaq due to market or trading conditions at the discretion of the Nasdaq. Any halt or suspension in the trading in our common stock may negatively impact the market price of our common stock.

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

Even if we obtain approval to increase the number of authorized shares, we are required under the Nasdaq Marketplace Rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to a minimum price as set forth in the Nasdaq Marketplace Rules in an offering that is not deemed to be a “public offering” by the Nasdaq Marketplace Rules, as well as under certain other circumstances. We have in the past and may in the future issue additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding in order to fund our operations. However, we might not be successful in obtaining the required stockholder approval for any future issuance that requires stockholder approval pursuant to applicable rules and regulations. If we are unable to obtain financing or our financing options are limited due to stockholder approval difficulties, such failure may harm our ability to continue operations.

Anti-takeover provisions in our charter documents, under Delaware law and in other applicable instruments could make removal of incumbent management or an acquisition of us, which may be beneficial to our stockholders, more difficult.

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

In addition, as a Delaware corporation, we are subject to Delaware’s anti-takeover statute, which imposes restrictions on some transactions between a corporation and certain interested stockholders. Other existing provisions applicable to us that could have an anti-takeover effect include our executive employment agreements and certain provisions of our outstanding equity-based compensatory awards that allow for acceleration of vesting in the event of a change in control. Our shareholder rights plan expired pursuant to its terms on December 2, 2018, and was not replaced; however, the Board may, subject to its fiduciary duties under applicable law, choose to implement a similar plan in the future. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances now or in the future. These provisions prohibit a “target corporation” from engaging in any of a broad range of business combinations with any stockholder constituting an “acquiring person” for a period of five years following the date on which the stockholder became an “acquiring person.”

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

As of December 31, 2018, options to purchase 7,219,292 shares of our common stock with a weighted-average exercise price of $4.08 per share were outstanding. The exercise of any of these options would result in dilution to current stockholders. Further, because we will need to raise additional capital to fund our operations and clinical development programs, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common stock under our share-based compensation plans may have an adverse effect on the market price of our common stock.

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

Item 3. Legal Proceedings

Except as set forth below, we are not engaged in any material legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Except as set forth below, we believe that there are no claims or actions pending against us currently, the ultimate disposition of which would have a material adverse effect on our consolidated results of operation, financial condition or cash flows.

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

Following is a summary of the status of the legal proceedings surrounding each respective VAT year return at issue:

•2003 VAT Assessment. In June 2013, the Regional Tax Court issued decision no. 119/50/13 in regards to the 2003 VAT Assessment, which accepted the October 2012 appeal of the ITA and reversed a previous decision of the Provincial Tax Court. In January 2014, we appealed such decision to the Italian Supreme Court both on procedural grounds and on the merits of the case. In March 2014, we paid a deposit in respect of the 2013 VAT matter of €0.4 million (or $0.6 million upon conversion from euros as of the date of payment), following the ITA's request for such payment.

•2005 VAT Assessment. In January 2018, the Italian Supreme Court issued decision No. 02250/2018 which (i) rejected the April 2013 appeal of the ITA, (ii) confirmed the October 2012 decision of the Regional Tax Court (127/31/2012), which fully accepted the merits of our earlier appeal and confirmed that no penalties could be imposed against us, and (iii) due to the novelty of the arguments at stake, compensated the legal expenses incurred by the parties. ITA may not use any ordinary means of appeal against the Italian Supreme Court decision, and we have initiated steps to recover the amounts owed to us. We have applied for a refund based on the guidance from ITA, however the collectibility of the refund currently has not been determined.

•2006 and 2007 VAT Assessments. In November 2013, the ITA appealed to the Italian Supreme Court an April 2013 decision of the Regional Tax Court (57/35/13), that fully rejected the merits of an earlier ITA appeal, declared that no penalties could be imposed against us and found ITA liable to pay us approximately €12,000, as a partial refund of legal expenses we incurred.

No hearing has been fixed yet for either the 2003 VAT Assessment or consolidated 2006 and 2007 VAT Assessment cases.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded under the symbol “CTIC” on the NASDAQ Capital Market. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our common stock as reported on the NASDAQ Capital Market.

	High	Low
2017
First Quarter	$6.48	$3.87
Second Quarter	$4.52	$2.70
Third Quarter	$3.84	$3.07
Fourth Quarter	$3.45	$2.45
2018
First Quarter	$4.15	$2.48
Second Quarter	$5.36	$3.70
Third Quarter	$5.28	$1.70
Fourth Quarter	$2.30	$0.60

On February 28, 2019, the last reported sale price of our common stock on the NASDAQ Capital Market was $1.02 per share. As of February 28, 2019, there were 108 stockholders of record of our common stock.

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

Sales of Unregistered Securities

On November 6, 2018, we issued to a consultant a warrant to purchase 294,117 shares of our common stock. The exercise price of the warrant is $1.70 per share. The issuance of the warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

Stock Performance Graph

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 201(e) of Regulation S-K.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 301(c) of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, future financial performance, expense levels and liquidity sources, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is an unmet medical need and are primarily focused on evaluating pacritinib for the treatment of adult patients with myelofibrosis.

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

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For 2018 and 2017, we recognized revenues of approximately $26.3 million and $25.1 million, respectively, consisting primarily of license and contract revenue. We do not expect to have sustained profitability for the foreseeable future. We had a net loss of $29.4 million for the year ended December 31, 2018 and an accumulated deficit of $2.2 billion as of December 31, 2018, primarily from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for at least the next 12 to 24 months. We anticipate that our expenses will increase as we:

•continue our research and clinical development of pacritinib;

•seek regulatory and marketing approvals for pacritinib if we successfully complete the remainder of its anticipated clinical development;

•maintain, protect and expand our intellectual property portfolio; and

Factors Affecting Our Performance

Research and Development Activities

We will need to commit significant time and resources to develop our current and any future product candidates. Our primary product candidate, pacritinib, is currently in clinical development. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib because, among other reasons, we cannot predict with any certainty the pace of patient enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition and the availability of the compounds for use in the applicable trials. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process.

Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. For example, in February 2016, the FDA placed a full clinical hold on pacritinib. Also, in July 2018, we attended a Type B meeting with the FDA to discuss the proposed regulatory pathway for pacritinib. Based on FDA feedback at the meeting and further discussions with the FDA at a Type C meeting in December 2018, we intend to conduct a randomized Phase 3 study of pacritinib in patients with myelofibrosis, which Phase 3 study will require significant time and resources to complete. Even if our drugs progress successfully through initial human testing in clinical trials, they may fail in later stages of development. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of our product candidates will be completed, if ever, or when we will be able to begin commercializing pacritinib to generate material net cash inflows. In order to generate revenue from these compounds, our product candidates need to be developed to a stage that will enable us to commercialize, sell or license related marketing rights to third parties.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in our risk factors, which can be found in Part I, Item 1A, “Risk Factors” of this report.

Exclusive License and Collaboration Agreement with Servier

In April 2017 we amended and restated in its entirety the Exclusive License and Collaboration Agreement, or the Original Agreement, entered into with Servier in September 2014, related to PIXUVRI. Prior to the April 2017 entry into the Restated Agreement with Servier, we sold PIXUVRI primarily through a limited number of wholesale distributors. Gross sales is defined as our contracted reimbursement price in each country. Product sales, net, represents gross sales, net of provisions for distributor discounts, estimated government-mandated discounts and rebates, trade discounts and estimated product returns. Following the entry into the Restated Agreement, we no longer had product sales and Servier assumed responsibility for distribution of PIXUVRI in countries other than the U.S.

Our license and contract revenues include the earned amount of upfront payments and milestone payments under our product collaborations. In connection with the April 2017 execution of the Restated Agreement with Servier, we allocated and recorded $11.5 million and $1.3 million of the upfront payment received to license revenue and deferred revenue, respectively. The remaining deferred revenue balance as of the date of the Restated Agreement relating to the upfront payment under the Original Agreement was $0.6 million, which, along with the $1.3 million of deferred revenue allocated from the Restated Agreement as mentioned above, is being recognized as revenue using an input measure. Following our July 2018 announcement that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab, the deferred revenue balance was fully recognized as revenue as of December 31, 2018. In February 2019, we and Servier mutually agreed to terminate our collaborative agreement. For additional information on our agreements with Servier, see Part I, Item 1, “Business - License Agreements - Servier” of this report. Other than amounts we are entitled to or may become entitled to pursuant to our termination agreement with Servier, we do not anticipate additional revenues or payments from Servier relating to PIXUVRI.

Financial summary

Our revenues are generated from license and development services agreements. We had PIXUVRI sales prior to April 2017 when we entered into the Restated Agreement with Servier. Our license and contract revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $26.3 million and $25.1 million for the years ended December 31, 2018 and 2017, respectively. Loss from operations was $32.9 million and $39.5 million for the years ended December 31, 2018 and 2017, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $67.0 million.

Results of Operations

Years ended December 31, 2018 and 2017

Product sales, net. Product sales, net from PIXUVRI were $0.9 million for the year ended December 31, 2017. We had no product sales for the year ended December 31, 2018 due to our entry into the Restated Agreement with Servier in April 2017.

License and contract revenue. License and contract revenue was as follows (in thousands):

		Years ended December 31,
		2018	2017
Servier	Milestone and license revenue	$3,397	$12,665
	Development services revenue	1,759	1,098
	Royalty revenue	765	530
	Other revenue	369	—
	Total Servier	6,290	14,293

Teva	Milestones revenue	20,000	10,000
	Total Teva	20,000	10,000

Total license and contract revenue		$26,290	$24,293

Servier

Milestone and license revenue for the year ended December 31, 2018 includes €3.0 million of milestone revenue (or $3.4 million using the currency exchange rate as of the date the milestone was achieved) relating to the attainment of a regulatory milestone in November 2018 under the Restated Agreement. Milestone and license revenue for the year ended December 31, 2017 includes an $11.5 million license revenue allocated from the upfront payment we received in connection with the Restated Agreement as well as a €1.0 million milestone revenue (or $1.2 million using the currency exchange rate as of the date the milestone was achieved) relating to the attainment of a regulatory milestone in September 2017.

Development services revenue for the year ended December 31, 2018 included $1.4 million of revenue recognized from the upfront payments we received in connection with the Restated Agreement and the Original Agreement with Servier. Such revenue during the same period in 2017 was $0.6 million. In addition, we recorded revenue of $0.3 million during the year ended December 31, 2018 for the reimbursement of pharmacovigilance expenses under the Restated Agreement. We recorded revenue of $0.4 million for the year ended December 31, 2017 for the reimbursement of expenses related to commercialization transition under the Restated Agreement. In February 2016, we entered into an agreement with one of Servier's affiliates whereby we conducted a pharmacokinetic sub-study on behalf of Servier in conjunction with our ongoing clinical trial, PIX-306. In relation to this study, we recorded $0.1 million of expense reimbursements as development services revenue for the year ended December 31, 2017. There was no such revenue during the year ended December 31, 2018 as the pharmacokinetic sub-study was completed in September 2017.

Royalty revenue under the terms of the Restated Agreement and the Original Agreement for the years ended December 31, 2018 and 2017 was $0.8 million and $0.5 million, respectively.

Other revenue for the year ended December 31, 2018 relates to the sale of PIXUVRI drug product to Servier, which had previously been written off. There was no such revenue for the year ended December 31, 2017.

Teva

For the year ended December 31, 2018, we recognized $10.0 million in revenue upon the achievement of a milestone in January 2018 for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. In addition, we recognized $10.0 million in revenue upon the achievement of a worldwide net sales milestone of TRISENOX in December 2018, which is included in Receivables from license and development services arrangements in our consolidated balance sheet.

For the year ended December 31, 2017, we recognized a $10.0 million revenue upon the achievement of a worldwide net sales milestone of TRISENOX.

Operating costs and expenses

Cost of product sold. Cost of product sold relates to PIXUVRI and includes royalty expenses payable under our agreement with the University of Vermont and the Novartis Termination Agreement. For additional information, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10. Collaboration, Licensing and Milestone Agreements". Cost of product sold for the year ended December 31, 2018 was $0.9 million and included a $0.5 million provision for excess, obsolete or unsaleable inventory as well as royalty expenses of $0.4 million. Cost of product sold for the year ended December 31, 2017 was $0.4 million, which included royalty expenses of $0.3 million. The increase in cost of product sold for the year ended December 31, 2018 compared to the same period in 2017 was primarily related to the provision for excess, obsolete or unsalable inventory.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Years ended December 31,
	2018	2017
Compounds under development:
PIXUVRI	$5,998	$7,419
Pacritinib	17,991	13,135
Tosedostat	100	(3)
Operating expenses	12,347	12,268
Research and preclinical development	31	47
Total research and development expenses	$36,467	$32,866

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include personnel costs (which include non-cash stock-based compensation of $2.0 million and $0.9 million for the year ended December 31, 2018 and 2017, respectively) and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. Research and preclinical development costs primarily include costs associated with external laboratory services associated with the compound under development by Aequus Biopharma, Inc. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of December 31, 2018 were $133.9 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $146.3 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO) and $14.0 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma). We have ceased development of tosedostat and do not anticipate incurring additional material expenses related to this terminated program.

Research and development expenses increased to $36.5 million for the year ended December 31, 2018 compared to $32.9 million for the year ended December 31, 2017. The increase of $3.6 million was primarily attributable to a $6.4 million increase in the pacritinib Phase 2 dosing clinical study which began in the second quarter of 2017 and a $2.5 million increase in other pacritinib development costs, offset by a $2.1 million decrease in expenses for the completion of two pacritinib Phase 3 clinical studies and a $1.9 million decrease in the manufacture of pacritinib, as well as a $1.4 million reduction in expenses related to the PIX306 clinical study due to completion of the PIXUVRI program.

Selling, general and administrative expenses. Selling, general and administrative expenses were $21.2 million for the year ended December 31, 2018 compared to $31.4 million for the year ended December 31, 2017. The decrease in 2018 from 2017 was primarily due to decreases of $3.7 million in personnel costs, $2.3 million primarily related to legal fees, $2.3 million related to occupancy costs as well as a loss associated with the December 2017 sublease of approximately 44,000 square feet of our office space and $1.9 million related to litigation settlement.

Restructuring expenses. In December 2018, we announced a plan to reduce our workforce in order to improve efficiencies, reduce costs within the organization and preserve capital for pacritinib development. As a result, we recorded $0.7 million of employee separation costs for the year ended December 31, 2018. We expect to incur an additional $0.8 million in employee separation costs in 2019. Cost savings of approximately $20.0 million primarily associated with reduced employee expenses are expected over the next three years. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11. Restructuring Activities" for further details.

Non-operating income and expenses

Interest income. Interest income was $1.2 million for the year ended December 31, 2018, primarily related to our short-term investments and cash equivalent securities. There was no such interest income in 2017.

Interest expense. Interest expense was $1.2 million and $1.9 million for the year ended December 31, 2018 and 2017, respectively. Interest expense was primarily related to our secured term loans. The decrease between periods primarily relates to a lower average interest rate in 2018 than in 2017 and, to a lesser extent, a lower loan principal balance outstanding in 2018 compared to 2017. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7. Long-term Debt" for further details.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the years ended December 31, 2018 and 2017 was primarily related to our senior secured term loans.

Foreign exchange (loss) gain. We had a foreign exchange loss of $0.2 million for the year ended December 31, 2018 and a foreign exchange gain of $0.8 million for the year ended December 31, 2017. The variances were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European subsidiary as well as assets and liabilities denominated in foreign currencies.

Other non-operating income (expense). Other non-operating income for the year ended December 31, 2018 includes a
$4.3 million gain on the dissolution of our foreign branch, primarily relating to the release of cumulative translation adjustment. Other non-operating expense of $0.1 million for the year ended December 31, 2017 primarily relates to a loss on debt extinguishment in connection with the repayment of our senior secured term loan from Hercules. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7. Long-term Debt" for further details.

Deemed dividends on preferred stock. Deemed dividends on preferred stock of approximately $0.1 million for the year ended December 31, 2018 were related to the issuance of Series O Preferred Stock in February 2018. Deemed dividends on preferred stock of $4.4 million for the year ended December 31, 2017 were related to the issuance of Series N Preferred Stock in June 2017. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8. Equity Transactions" for further details.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from proceeds from sales and issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of December 31, 2018, we had $67.0 million in cash, cash equivalents and short-term investments.

Common Stock Offering. In February 2018, we offered and sold 23.0 million shares of common stock at a $3.00 per share price. The net proceeds from the offering, after deducting underwriting commissions and discounts and other offering costs were approximately $64.2 million. We have a sales agreement in place with Cowen to sell up to $50.0 million worth of shares of our common stock, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent. As of the date of this report, we have not made any sales of our common stock through the equity offering program with Cowen.

Loan Agreement. In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, which agreement was amended in May 2018, the proceeds of which were partially used to repay in full all outstanding indebtedness under our Loan and Security Agreement, dated March 26, 2013, as amended, with Hercules Technology Growth Capital, Inc., or Hercules (and certain of its affiliates). As of December 31, 2018, we had an outstanding principal balance under our secured term loan agreement of $15.6 million. After the initial 12 months of interest-only period through November 1, 2018, we are required to pay interest plus principal payments for 36 months, in the approximate amount of $0.5 million per month, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million on November 1, 2021. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities was $39.8 million during the year ended December 31, 2018 compared to $39.3 million for the same period in 2017. While the amounts of net cash used between the two periods remained consistent, we received a $13.1 million upfront payment from Servier in connection with the Restated Agreement and also collected $7.8 million in 2016 receivables from Servier during 2017; we had no such receipts during 2018. These cash receipts in 2017 were offset by larger cash payments made during 2017 compared to 2018.

Net cash used in investing activities. Net cash used in investing activities of $30.5 million during the year ended December 31, 2018 was primarily due to purchases of short-term investments. There were no material investing activities during the year ended 2017.

Net cash provided by financing activities. Net cash provided by financing activities was $63.5 million and $39.0 million during the year ended December 31, 2018 and 2017, respectively. The increase was primarily due to the higher amount of net proceeds from our February 2018 offering of common stock compared to those from our June 2017 offering of Series N preferred stock.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. We currently have no commitments for additional financing to fund the development and commercial launch of pacritinib, and we may need to seek additional funding. The development and commercialization of a major product candidate like pacritinib without a collaborative partner will require a substantial amount of our time and financial resources, and as a result, we could experience a decrease in our liquidity and a new demand on our capital resources. For additional information relating to the Pacritinib License Agreement, see Part I, Item 1, “Business - License Agreements - Baxalta” of this report.

Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that our present financial resources will be sufficient to fund our operations through the second quarter of 2020. However, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib have increased. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of December 31, 2018, our available cash, cash equivalents and short-term investment totaled $67.0 million. We had an outstanding principal balance under our senior secured term loan agreement of $15.6 million.

Financial resource forecasts are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, developments in and expenses associated with our clinical trials and the other factors identified under “Capital Requirements” below may consume capital resources earlier than planned. Additionally, following our and Servier’s mutual termination of our collaborative agreement, other than amounts we are entitled to or may become entitled to pursuant our termination agreement, we do not anticipate additional revenues or payments from Servier relating to PIXUVRI. Although we received a $10.0 million milestone payment from Teva Pharmaceutical Industries Ltd. in February 2019 relating to the achievement of a worldwide net sales milestone of TRISENOX, achievement of the remaining milestones is uncertain at this time. Due to these and other factors, the foregoing forecast for the period for which we will have sufficient resources to fund our operations may be inaccurate.

Capital Requirements

We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and/or reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Our future capital requirements will depend on many factors, including:

•	developments in and expenses associated with our research and development activities;

•	changes in manufacturing;

•	regulatory approval developments;

•	our ability to generate sales of any approved product;

•	our ability to execute appropriate collaborations for development and commercialization activities;

•	our ability to reach milestones triggering payments under certain of our contractual arrangements;

•	acquisitions of compounds or other assets;

•	litigation and other disputes;

•	competitive market developments; and

•	other unplanned business developments.

Impact of Inflation

In the opinion of management, inflation has not had a material effect on our operations including selling prices, capital expenditures and operating expenses.

Critical Accounting Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the U.S. in the preparation of our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following estimates are the most critical to us, in that they are important to the portrayal of our consolidated financial statements and require our subjective or complex judgment in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize license and contract revenue under license and development services arrangements that are within the scope of Accounting Standards Codification 606 - Revenue From Contracts With Customers, or ASC 606, which was adopted on January 1, 2018. The terms of these agreements may contain multiple, distinct performance obligations, which may include licenses and research and development activities. We apply the five-step model to arrangements that meet the definition of a contract under ASC 606 including when it is probable that we will collect the consideration we are entitled to in exchange for goods or services we transfer to the customer. At contract inception, we identify goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. Prior to recognizing revenue, we make estimates of the transaction price, including any variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized and when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones and royalty payments based on product sales derived from the contract. These assessments as well as the determination of variable consideration required under ASC 606 involve significant judgment and estimates made by us, which impacts the amount and timing of revenue we recognize in our consolidated results of operations.

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

Contingencies

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

Recently Issued and Adopted Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the expected effects on our results of operations and financial condition, refer to Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 1. Description of Business and Summary of Significant Accounting Policies", which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
CTI BioPharma Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CTI BioPharma Corp. (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Seattle, Washington
March 13, 2019

REPORT OF MARCUM LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
CTI BioPharma Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of CTI BioPharma Corp. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the year then ended. Our audit also included the related notes and financial statement schedule listed in the Index at Item 15(a)(ii) (collectively referred to as the “financial statements”) for the year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2005 to 2018.

San Francisco, CA
March 7, 2018

CTI BIOPHARMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$36,439	$27,218
Restricted cash	—	16,000
Short-term investments	30,599	—
Receivables from license and development services arrangements	13,679	1,278
Prepaid expenses and other current assets	1,775	2,428
Total current assets	82,492	46,924
Property and equipment, net	1,793	2,365
Other assets	5,547	5,597
Total assets	$89,832	$54,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,498	$2,588
Accrued expenses	12,852	13,890
Current portion of deferred revenue	—	912
Current portion of long-term debt	4,812	444
Other current liabilities	893	1,424
Total current liabilities	23,055	19,258
Deferred revenue, less current portion	—	494
Long-term debt, less current portion	9,267	13,575
Other liabilities	4,571	5,469
Total liabilities	36,893	38,796
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333
Series O Preferred Stock, 12,575 shares and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively (Aggregate liquidation preference of $25,150 and $0 as of December 31, 2018 and 2017, respectively)	—	—
Series N Preferred Stock, 0 shares and 575 shares issued and outstanding as of December 31, 2018 and 2017, respectively (Aggregate liquidation preference of $0 and $1,150 as of December 31, 2018 and 2017, respectively)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 101,500,000 and 81,500,000 as of December 31, 2018 and 2017, respectively
Issued and outstanding shares - 57,986,075 and 42,969,494 as of December 31, 2018 and 2017, respectively	58	43
Additional paid-in capital	2,294,025	2,223,388
Accumulated other comprehensive loss	(10,643)	(6,272)
Accumulated deficit	(2,224,746)	(2,195,346)
Total CTI stockholders' equity	58,694	21,813
Noncontrolling interest	(5,755)	(5,723)
Total stockholders' equity	52,939	16,090
Total liabilities and stockholders' equity	$89,832	$54,886

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
Revenues:
Product sales, net	$—	$853
License and contract revenue	26,290	24,293
Total revenues	26,290	25,146
Operating costs and expenses:
Cost of product sold	879	364
Research and development	36,467	32,866
Selling, general and administrative	21,183	31,435
Restructuring expenses	660	—
Total operating costs and expenses	59,189	64,665
Loss from operations	(32,899)	(39,519)
Non-operating expense:
Interest income	1,219	—
Interest expense	(1,209)	(1,872)
Amortization of debt discount and issuance costs	(525)	(163)
Foreign exchange (loss) gain	(233)	817
Other non-operating income (expense)	4,295	(94)
Total non-operating income (expense), net	3,547	(1,312)
Net loss before noncontrolling interest	(29,352)	(40,831)
Noncontrolling interest	32	161
Net loss	(29,320)	(40,670)
Deemed dividends on preferred stock	(80)	(4,350)
Net loss attributable to common stockholders	$(29,400)	$(45,020)
Basic and diluted net loss per common share	$(0.52)	$(1.24)
Shares used in calculation of basic and diluted net loss per common share	56,073	36,445

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017
Net loss before noncontrolling interest	$(29,352)	$(40,831)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,843)	(3,927)
Unrealized foreign exchange (loss) gain on intercompany balance	(1,513)	4,303
Net unrealized (loss) gain on securities available-for-sale	(15)	7
Other comprehensive (loss) income	(4,371)	383
Comprehensive loss	(33,723)	(40,448)
Comprehensive loss attributable to noncontrolling interest	32	161
Comprehensive loss attributable to CTI	$(33,691)	$(40,287)

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance at January 1, 2017	—	$—	28,229	$28	$2,170,272	$(6,655)	$(2,150,326)	$(5,562)	$7,757
Issuance of preferred stock, net of issuance costs	22.5	—	—	—	42,669	—	—	—	42,669
Conversion of preferred stock to common stock	(21.9)	—	14,616	15	(15)	—	—	—	—
Value of beneficial conversion features related to preferred stock	—	—	—	—	4,350	—	(4,350)	—	—
Issuance of warrants	—	—	—	—	470	—	—	—	470
Equity-based compensation	—	—	150	—	5,746	—	—	—	5,746
Noncontrolling interest	—	—	—	—	—	—	—	(161)	(161)
Other	—	—	(26)	—	(104)	—	—	—	(104)
Net loss for the year ended December 31, 2017	—	—	—	—	—	—	(40,670)	—	(40,670)
Other comprehensive income	—	—	—	—	—	383	—	—	383
Balance at December 31, 2017	0.6	$—	42,969	$43	$2,223,388	$(6,272)	$(2,195,346)	$(5,723)	$16,090
Issuance of common stock, net of issuance costs	—	—	23,000	23	64,147	—	—	—	64,170
Exchange of common stock for preferred stock	12.0	—	(8,000)	(8)	8	—	—	—	—
Value of beneficial conversion features related to preferred stock	—	—	—	—	80	—	(80)	—	—
Equity-based compensation	—	—	—	—	6,369	—	—	—	6,369
Noncontrolling interest	—	—	—	—	—	—	—	(32)	(32)
Other	—	—	17	—	33	—	—	—	33
Net loss for the year ended December 31, 2018	—	—	—	—	—	—	(29,320)	—	(29,320)
Other comprehensive loss	—	—	—	—	—	(4,371)	—	—	(4,371)
Balance at December 31, 2018	12.6	$—	57,986	$58	$2,294,025	$(10,643)	$(2,224,746)	$(5,755)	$52,939

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net loss before noncontrolling interest	$(29,352)	$(40,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,369	5,746
Depreciation and amortization	593	717
Loss on debt extinguishment	—	163
Loss on sublease	—	1,584
Gain on dissolution of a foreign entity	(4,288)	—
Noncash interest expense	525	163
Noncash rent benefit	(1,424)	(648)
Unrealized foreign exchange loss	362	—
Other	432	(18)
Changes in operating assets and liabilities:
Accounts receivable	4	402
Receivables from license and development services arrangements	(12,389)	6,579
Inventory	—	1,120
Prepaid expenses and other current assets	253	326
Other assets	(420)	63
Accounts payable	1,869	(4,730)
Accrued expenses	(946)	(11,096)
Deferred revenue	(1,407)	790
Other liabilities	(5)	374
Net cash used in operating activities	(39,824)	(39,296)
Investing activities
Purchases of property and equipment	(33)	(49)
Purchases of short-term investments	(42,067)	—
Proceeds from maturities of short-term investments	11,610	—
Proceeds from sale of available-for-sale securities	—	11
Net cash used in investing activities	(30,490)	(38)
Financing activities
Proceeds from common stock offering, net of issuance costs	64,170	—
Cash paid for at-the-market equity offering issuance costs	(168)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	42,669
Proceeds from Silicon Valley Bank debt, net of issuance costs	(100)	15,971
Repayment of debt	(444)	(19,548)
Payment of tax withholding obligations related to stock compensation	(21)	(87)
Proceeds from stock option exercises	46	—
Proceeds from ESPP stock issuance	8	10
Cash paid for repurchase of fractional shares	—	(36)
Net cash provided by financing activities	63,491	38,979
Effect of exchange rate changes on cash and cash equivalents	44	(429)
Net decrease in cash, cash equivalents and restricted cash	(6,779)	(784)
Cash, cash equivalents and restricted cash at beginning of year	43,218	44,002
Cash, cash equivalents and restricted cash at end of year	$36,439	$43,218
 See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,197	$1,970

Supplemental disclosure of noncash financing and investing activities
Exchange of common stock and preferred stock for preferred stock	$24,080	$—
Conversion of preferred stock to common stock	$—	$41,579

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., together with its wholly-owned subsidiary, also referred to collectively in this Annual Report on Form 10-K as “we,” “us,” “our,” the “Company” and “CTI,” is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their health care providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are primarily focused on evaluating pacritinib for the treatment of adult patients with myelofibrosis.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CTI and its wholly-owned subsidiary, CTI Life Sciences Limited, or CTILS. As of December 31, 2018, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the consolidated financial statements.

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

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of a Development, Commercialization and License Agreement, or the Pacritinib License Agreement, with Baxalta and are no longer eligible to receive cost sharing or milestone payments for pacritinib's development. We have incurred a net operating loss every year since our formation. As of December 31, 2018, we had an accumulated deficit of $2.2 billion, and we expect to incur net losses for the foreseeable future.

Our available cash, cash equivalents and short-term investments were $67.0 million as of December 31, 2018. We completed the evaluation about our ability to continue as a going concern as required by Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an

Entity's Ability to Continue as a Going Concern. Based on this analysis, we expect that our present financial resources will be sufficient to meet our obligations as they come due and to fund our operations through the second quarter of 2020. We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, estimates include assumptions used in calculating reserves for excess and obsolete inventory, recording share-based compensation expense, accruals, the allocation of operating expenses, provision for loss contingencies, the fair value of financial instruments, our tax provision and related valuation allowance, and determining the useful lives of fixed assets and potential impairment of long-lived assets. Actual results could differ from those estimates.

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

See Note 15. Customer and Geographic Concentrations for further concentration disclosure.

Fair Value of Financial Instruments

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

Our cash equivalents and short-term investments are recorded at fair value. As of December 31, 2018, our cash, cash equivalents and short-term investments consisted of cash, money market funds, U.S. government and agency securities and corporate debt securities. As of December 31, 2017, our cash and cash equivalents consisted of cash.

We measure the fair value of money market funds based on the closing price reported by a fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of December 31, 2018 and 2017. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2018				December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$919	$—	$—	$919	$43,218
Level 1 securities:
Money market funds	20,525	—	—	20,525	—
Level 2 securities:
U.S. government and agency securities	15,217	1	(5)	15,213	—
Corporate debt securities	30,393	1	(13)	30,381	—
	$67,054	$2	$(18)	$67,038	$43,218
Less: restricted cash				—	(16,000)
Total cash, cash equivalents and short-term investments				$67,038	$27,218

There were no other financial instruments requiring fair value measurement as of December 31, 2018 and 2017.

At December 31, 2018 and 2017, the carrying value of our receivables and payables approximated their fair values due to their short-term maturities. The carrying value of our long-term debt approximated its fair value at December 31, 2018 and 2017 based on borrowing rates for similar loans and maturities.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less at the time acquired to be cash equivalents.

Restricted Cash

Restricted cash represented a legally restricted deposit held as a compensating balance against our senior secured term loan with Silicon Valley Bank, or SVB. Pursuant to the loan and security agreement entered into with SVB in November 2017, we were required to maintain unrestricted and unencumbered cash in an amount equal to at least $16.0 million at all times prior to the occurrence of an event relating to the delivery to SVB of duly executed signatures to a control agreement from Bank of America with respect to all of our accounts maintained with Bank of America. In January 2018, we obtained an amendment from SVB for such requirement and as a result, we no longer have restrictions placed on the cash balance. See Note 7. Long-term Debt for further details regarding our senior secured term loan with SVB.

The following table provides reconciliations of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$36,439	$27,218
Restricted cash	—	16,000
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$36,439	$43,218

Receivables from License and Development Services Arrangements

Our receivables relate to amounts payable or reimbursable to us under the terms of license and development services arrangements with our partners. The receivable balance as of December 31, 2018 related primarily to a milestone receivable from Servier for the attainment of a regulatory milestone in November 2018 as well as a milestone receivable from Teva for the attainment of a worldwide net sales milestone of TRISENOX in December 2018. The receivable balance as of December 31, 2017 related primarily to the sale of PIXUVRI drug product to Servier. Receivables are reviewed for collectability whenever circumstances indicate that the carrying amount of the receivable may not be recoverable. During the year ended December 31, 2017, we recorded $1.7 million in bad debt expense related to disputed invoices under the license and development services arrangement with Baxalta. We had no allowance for doubtful accounts as of December 31, 2018 and 2017.

Italian Value Added Tax Receivable

We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an Input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was approximately $4.5 million and $4.8 million as of December 31, 2018 and 2017, respectively. Substantially all of our VAT receivable is included in Other assets. As disclosed in Note 18. Commitments and Contingencies, the ITA assessed us for additional VAT payments for services we provided in Italy, which we do not believe we owe. We have not recorded an amount in the financial statements for this contingent liability as we do not believe the potential payment of up to €4.2 million (or approximately $4.8 million converted using the currency exchange rate as of December 31, 2018), to the ITA is probable at this time.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation commences at the time assets are placed in service. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, ranging from three to five years for assets other than leasehold improvements. We amortize leasehold improvements over the lesser of their useful lives of 10 years or the term of the applicable lease.

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If an impairment is indicated, the asset is written down to its estimated fair value based on fair market values.

Leases

We analyze leases at the inception of each agreement for classification as either an operating or capital lease. Certain of our lease agreement terms include rent holidays, rent escalation clauses and incentives for leasehold improvements. We recognize deferred rent relating to incentives for rent holidays and leasehold improvements and amortize the deferred rent over the term of the leases as a reduction of rent expense. For rent escalation clauses, we recognize rent expense equal to the amount of total minimum lease payments on a straight-line basis over the term of the lease. A deferred liability recognized in connection with the December 2017 sublease arrangement is amortized over the term of the sublease as a reduction of rent expense. As discussed in Recently Issued Accounting Guidance below, the new lease accounting guidance, Accounting Standards Codification, or ASC, 842 - Leases, is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018, and we will adopt this guidance on January 1, 2019.

Contingencies

We record liabilities associated with loss contingencies to the extent that we conclude that the occurrence of the contingency is probable and that the amount of the related loss is reasonably estimable. We record income from gain contingencies only upon the realization of assets resulting from the favorable outcome of the contingent event. See Note 10.

Collaboration, Licensing and Milestone Agreements and Note 18. Commitments and Contingencies for further information regarding our current contingencies.

Revenue Recognition

We adopted ASC 606 - Revenue from Contracts with Customers, on January 1, 2018, or the adoption date, using a modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other authoritative literature. Under ASC 606, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services.

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

We have determined that our agreement with Servier is within the scope of ASC 606 and that the license and development services separately accounted for under the legacy standard would have remained two distinct performance obligations to Servier under ASC 606. As a result, the deferred revenue balance of $1.4 million as of the adoption date, relating to development services, was recognized as revenue through the end of 2018 using an input measure. In addition, there were no milestones recognized as a cumulative effect adjustment to the opening accumulated deficit balance because we were not yet able to overcome constraints associated with the remaining milestones as of the adoption date. There was no change to the timing of revenue recognition with respect to royalties. See Note 10. Collaboration, Licensing and Milestone Agreements - Servier for further discussion.

Cost of Product Sold

Cost of product sold includes third-party manufacturing costs, shipping costs, contractual royalties and other costs of PIXUVRI product sold. Cost of product sold also includes allowances, if any, for excess inventory that may expire and become unsalable. Cost of product sold for the year ended December 31, 2018 related to a provision for excess, obsolete or unsaleable inventory as well as contractual royalties as we no longer have product sales as discussed above. Cost of product sold for the year ended December 31, 2017 is related to sales of PIXUVRI and contractual royalties.

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

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss, but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of stockholders’ equity, except for intercompany transactions that are of a short-term nature with entities that are consolidated, combined or accounted for by the equity method in our consolidated financial statements. We have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our consolidated statements of operations related to the recurring measurement and settlement of such transactions.

The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange loss of $1.5 million and an unrealized foreign exchange gain of $4.3 million were recorded in the cumulative foreign currency translation adjustment account for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the intercompany balance due from CTILS was €28.7 million and €26.2 million, respectively (or $32.8 million and $31.4 million upon conversion from euros as of December 31, 2018 and 2017, respectively).

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

Net Loss per Share

Basic net loss per common share is calculated based on the net loss attributable to common stockholders divided by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per common share excludes the potential conversion of all dilutive convertible securities, such as convertible preferred stock, using the if-converted method, and the potential exercise or vesting of other dilutive securities, such as options, warrants and restricted stock, using the treasury stock method, as their inclusion would have an anti-dilutive effect.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board, or the FASB, issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. We adopted the new standard in the first quarter 2018 using the modified retrospective method. The adoption of the standard did not have a material impact on our consolidated financial statements. See "Revenue Recognition" above for further discussion.

In August 2016, the FASB issued an amendment to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows with the objective of reducing diversity in practice regarding eight types of cash flows. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. The adoption of this guidance did not have a material impact on our consolidated statements of cash flows.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued new accounting guidance on accounting for leases which requires lessees to recognize virtually all of their leases (other than leases that meet the definition of a short-term lease) on the balance sheet. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. We will adopt this guidance on January 1, 2019 using the modified retrospective approach and have elected to apply the package of practical expedients and certain other practical expedients permitted under the transition guidance. All identified leases are classified as operating leases. As a result, we expect to recognize right-of-use assets ranging from approximately $4.6 million to $4.9 million, and lease liabilities ranging from approximately $7.0 million to $7.3 million, respectively, in our consolidated balance sheet. In addition, we have elected to apply the additional transition method per ASU 2018-11 and expect to recognize a cumulative effect adjustment of approximately $1.2 million reducing the opening accumulated deficit balance. The adoption of the standard is not expected to materially impact our consolidated statements of operations or consolidated statements of cash flows.

In June 2018, the FASB issued new accounting guidance which simplifies the accounting for share-based payments granted to nonemployees for goods and services by aligning it, with certain exceptions, with the accounting for share-based payments to employees. The guidance is effective for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years). Early adoption is permitted. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued new accounting guidance which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 (including interim periods within those fiscal years). Early adoption is permitted for either the entire standard or any eliminated or modified disclosures. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.

Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of these have had or will have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation, including the reclassification of items in stockholders' equity section as discussed in Reincorporation Merger above.

2. Property and Equipment

Property and equipment are composed of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Furniture and office equipment	$4,445	$4,552
Leasehold improvements	5,168	5,168
Lab equipment	63	209
	9,676	9,929
Less: accumulated depreciation and amortization	(7,883)	(7,564)
Property and equipment, net	$1,793	$2,365

Depreciation expense for the years ended December 31, 2018 and 2017 was $0.6 million and $0.7 million, respectively.

3. Other Assets

Other assets consisted of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Italian VAT receivables	$4,480	$4,692
Italian VAT deposit	493	516
Rent deposit	194	194
Other	380	195
Other assets	$5,547	$5,597

See Note 1. Description of Business and Summary of Significant Accounting Policies - Italian Value Added Tax Receivable and Note 18. Commitments and Contingencies for details regarding our Italian VAT receivables and Italian VAT deposit.

4. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Clinical and investigator-sponsored trial expenses	$6,573	$5,019
Employee compensation and related expenses	4,216	4,432
Restructuring expenses	660	—
Manufacturing expenses	458	2,637
Other	945	1,802
Total accrued expenses	$12,852	$13,890

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

In December 2017, we entered into an agreement to sublease approximately 44,000 square feet of our Seattle office space. No payments were due through May 2018, after which monthly rent is due through the sublease termination date in April 2022. Monthly sublease rent increases by a minor amount each January 1. In connection with the sublease, we recognized a loss and a deferred liability of $1.6 million, representing future rental payments plus related expenses in excess of the future sublease payments to be received. The loss was recorded in Selling, general and administrative expense during the year ended December 31, 2017. Other current liabilities and Other liabilities in the consolidated balance sheet include $0.2 million and $0.4 million, respectively, related to the sublease agreement as of December 31, 2018, and $0.8 million and $0.6 million, respectively, as of December 31, 2017.

Rent expense, net of sublease-related income of $1.6 million and $0.1 million for the year ended December 31, 2018 and 2017, amounted to $0.1 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively.

Future Minimum Lease Payments

Future minimum lease commitments for non-cancelable operating leases, net of sublease rentals, at December 31, 2018 were as follows (in thousands):

	Operating	Sublease
	Lease Payments	Rentals Receipts	Net
2019	$2,581	$1,365	$1,216
2020	2,632	1,410	1,222
2021	2,628	1,454	1,174
2022	883	499	384
Thereafter	—	—	—
Total minimum lease commitments	$8,724	$4,728	$3,996

6. Other Liabilities

Other liabilities consisted of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Deferred rent, less current portion	$2,157	$3,050
Other long-term obligations	2,414	2,419
Total other liabilities	$4,571	$5,469

Deferred rent, less current portion as of December 31, 2018 and 2017 includes amounts related to incentives for rent holidays and leasehold improvements associated with our operating lease for office space. In addition, deferred rent, less current portion as of December 31, 2018 and 2017 includes $0.4 million and $0.6 million of deferred liability, respectively, related to the sublease of Seattle office space as discussed in Note 5. Leases.

Other long-term obligations as of December 31, 2018 and 2017 include a fee in the amount of $1.4 million payable to Silicon Valley Bank. See Note 7. Long-term Debt for additional information.

7. Long-term Debt

Silicon Valley Bank

In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, for a senior secured term loan of up to $18.0 million. The first $16.0 million of the term loan was funded in November 2017. We had an option to borrow an additional $2.0 million, which option expired unexercised on July 31, 2018. The loan proceeds were used to repay in full all outstanding indebtedness under the Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or Hercules, as discussed below and to fund our general business requirements. We were required to maintain unrestricted and unencumbered cash in an amount equal to at least $16.0 million under the terms of Loan and Security Agreement, and as such, $16.0 million of our cash was legally restricted as of December 31, 2017 and held as a compensating balance against the term loan. The restriction was removed in January 2018. See Note 1. Description of Business and Summary of Significant Accounting Policies for further details regarding restricted cash.

The term loan is repayable over 36 months after an initial interest-only period of 12 months after closing. The interest rate on the term loan floats at a rate per annum equal to the greater of 2.5 percent above the prime rate and 6.75 percent. We may elect to prepay some or all of the loan balance at any time subject to a prepayment fee. A fee in the amount of 9 percent of the total principal amount funded to us is payable to SVB on the date on which the term loan is paid or becomes due and payable in full. Such back-end fee in the amount of $1.4 million was included in Other liabilities in the consolidated balance sheets as of December 31, 2018 and 2017. The loan obligations are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions.

In addition, we issued warrants to SVB and Life Science Loans II, LLC, pursuant to a participation arrangement among SVB, Loan Manager II, LLC and Life Science Loans II, LLC, to purchase up to 190,140 shares of our common stock. Warrants have an initial exercise price of $2.84 per share of our common stock and will expire on November 28, 2027.

In connection with the Loan and Security Agreement, we recorded debt discount and debt issuance costs of $1.9 million and $0.1 million, respectively, of which $1.4 million and $0.1 million , respectively, was unamortized as of December 31, 2018. The outstanding principal balance on the term loan was $15.6 million as of December 31, 2018.

As of December 31, 2018, the scheduled principal and interest payments (based on the interest rate of 8.0 percent as of December 31, 2018) as well as the back-end fee described above are as follows:

	Principal	Interest	Back-end fee	Total
2019	$5,333	$1,061	$—	$6,394
2020	5,333	633	—	5,966
2021	4,889	198	1,440	6,527
Thereafter	—	—	—	—
Total scheduled payments	$15,555	$1,892	$1,440	$18,887
Less: debt discount and issuance costs	$(1,476)
Less: current portion of long-term debt	$(4,812)
Long-term debt	$9,267

Hercules

In November 2017, we repaid Hercules the then-outstanding loan principal balance of $14.3 million in full, using the proceeds from the Loan and Security Agreement with SVB as discussed above. Accordingly, among other things, (1) all obligations under the loan agreement with Hercules and all related documents have been paid, satisfied, released and discharged in full, (2) all unfunded commitments to make credit extensions or financial accommodations to us or any other person under the loan agreement with Hercules have been automatically and irrevocably terminated, and (3) our obligations under the loan agreement with Hercules and all related documents have been automatically and irrevocably terminated (other than with respect to customary provisions and agreements that are expressly specified to survive the termination). Upon full repayment of the principal in November 2017, we wrote-off the then-unamortized debt discount balance of $0.1 million to a loss on debt extinguishment, which was recorded in Other non-operating expense for the year ended December 31, 2017.

8. Equity Transactions

Preferred Stock

In June 2017, in an underwritten public offering, we issued 22,500 shares of Series N Preferred Stock for gross proceeds of $45.0 million before deducting underwriting commissions and discounts and other offering costs of approximately $2.3 million. BVF Partners L.P., or BVF, an existing stockholder of the Company, was one of our investors in this offering. See
Note 17. Related Party Transactions for further details.

In June 2017, 21,925 shares of Series N Preferred Stock were converted into 14.6 million shares of common stock at a conversion price of $3.00 per share. For the year ended December 31, 2017, we recognized $4.4 million in deemed dividends on preferred stock related to the beneficial conversion feature on our Series N Preferred Stock. There were 575 shares of Series N Preferred Stock outstanding as of December 31, 2017, which were owned by BVF.

In February 2018, the 575 shares of Series N Preferred Stock owned by BVF, along with 8.0 million shares of our common stock owned by BVF were exchanged for 12,575 shares of Series O Preferred Stock. For the year ended December 31, 2018, we recognized $0.1 million in deemed dividends on preferred stock related to the beneficial conversion feature on Series O Preferred Stock. There were 12,575 shares of Series O Preferred Stock outstanding as of December 31, 2018, which are convertible into 8.4 million shares of common stock.

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

Common Stock

In February 2018, we offered and sold 23.0 million shares of our common stock, referred to as the Offering. The price to the public in this Offering was $3.00 per share of common stock. The gross proceeds from the Offering were $69.0 million before deducting underwriting commissions and discounts and other offering costs of approximately $4.8 million.

In November 2018, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Cowen may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or on any other existing trading market for the common stock. Cowen will use commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC. The Sales Agreement may be terminated by us upon five days’ notice to Cowen for any reason or by Cowen upon five days’ notice to us for any reason or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. Under the terms of the Sales Agreement, we may also sell shares to Cowen acting as principal for Cowen’s own account at prices agreed upon at the time of sale upon our express authorization. The compensation to Cowen for sales of our common stock will be an amount equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. For the year ended December 31, 2018, no shares have been sold under the Sales Agreement.

Common Stock Authorized

In May 2017, the Company's Amended and Restated Articles of Incorporation were amended to increase the total number of authorized shares of common stock from 41.5 million to 81.5 million.

In May 2018, the Company's certificate of incorporation was amended to increase the total number of authorized shares of common stock from 81.5 million to 101.5 million.

Common Stock Reserved

A summary of common stock reserved for issuance is as follows as of December 31, 2018 (in thousands):

Equity incentive plans	9,203
Option agreement with Adam R. Craig	1,120
Common stock purchase warrants	514
Series O convertible preferred stock	8,383
Employee stock purchase plan	178
Total common stock reserved	19,398

Warrants

Warrants to purchase up to 29,239 shares of our common stock with an exercise price of $17.10 per share, issued in connection with the Third Amendment to the Loan Agreement with Hercules in 2015, were outstanding and exercisable as of December 31, 2018.

Warrants to purchase up to 190,140 shares of our common stock with an exercise price of $2.84 per share, issued in connection with the Loan and Security Agreement with SVB in 2017, were outstanding as of December 31, 2018. Of this amount, warrants to purchase up to 169,014 shares of our common stock were exercisable as of December 31, 2018.

Warrants to purchase up to 294,117 shares of our common stock with an exercise price of $1.70 per share, which were issued to our vendor in 2018 as part of compensation for services, were outstanding but remained unexercisable as of December 31, 2018.

9. Other Comprehensive Loss
Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized Loss on Available-For-Sale Securities	Foreign Currency Translation Adjustments (1)	Unrealized Foreign Exchange Loss on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2017	$1	$(6,829)	$556	$(6,272)
Current period other comprehensive loss	(15)	(2,843)	(1,513)	(4,371)
December 31, 2018	$(14)	$(9,672)	$(957)	$(10,643)

(1) In accordance with ASC 830 - Foreign Currency Matters, the current period change includes a release of cumulative translation adjustment in the amount of $4.3 million upon dissolution of our foreign branch, which was recognized in other non-operating income in our consolidated statement of operations for the year ended December 31, 2018.

10. Collaboration, Licensing and Milestone Agreements

Servier

In September 2014, we entered into an Exclusive License and Collaboration Agreement, or the Original Agreement, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively, Servier. In April 2017, we entered into an Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier, pursuant to which the Original Agreement was amended and restated in its entirety. In February 2019, we entered into an agreement to terminate the Restated Agreement. For further details, see Note 20. Subsequent Events.

Under the Restated Agreement, we granted Servier an exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products, or Licensed Products, outside of the U.S. (and its territories and possessions).

In May 2017, we received a non-refundable, non-creditable upfront cash payment of €12.0 million under the terms of the Restated Agreement. This amount included a €2.0 million payment for a milestone relating to EMA approval of an additional third-party manufacturer of PIXUVRI, which was not included in the Original Agreement and was deemed achieved at the time of the Restated Agreement. Subject to the achievement of certain conditions, the Restated Agreement provided for additional milestone payments of up to €76.0 million: up to €36.0 million in potential regulatory milestone payments (which includes a €1.0 million payment for a regulatory milestone achieved in September 2017 as discussed below), and up to €40.0 million in potential sales-based milestone payments.

The Restated Agreement also provided that we were eligible to receive tiered royalty payments on net sales of products containing PIXUVRI, ranging from a low double-digit percentage up to a percentage in the low twenties, subject to certain reductions of up to mid-double-digit percentages under certain circumstances, subject to expiration upon certain events, including upon expiration of exclusivity rights to products containing PIXUVRI in the respective country.

Under the Restated Agreement, with the exception of the conclusion of the PIX306 trial and certain other services,
Servier was responsible for development, commercialization and manufacturing activities within its territory. We entered into a commercialization transition plan whereby we transferred to Servier medical affairs and commercialization activities relating to the Licensed Products in Israel, Turkey, Germany, Austria, the United Kingdom, Denmark, Finland, Norway and Sweden, or collectively, the Transition Territory. Upon completion of the commercialization transition plan, we terminated or assigned certain distributor and wholesaler contracts to Servier in the Transition Territory. Each party was responsible for the manufacture and supply of drug products and substances in their respective territories. We recorded reimbursements received from Servier for their portion of operating expenses we pay on their behalf as revenue and the full amount of costs as operating expenses in the statements of operations.

Prior to its termination, the Restated Agreement was scheduled to expire on a country-by-country basis upon the expiration of the royalty terms in the countries in the Servier territory, at which time all licenses granted to Servier would become perpetual and royalty-free.

We have determined that the Restated Agreement with Servier is within the scope of ASC 606 since we and Servier do not equally share risks and rewards of the arrangement under the Restated Agreement and as such a vendor-customer relationship exists. We identified the following performance obligations at the inception of the Restated Agreement:

• a license with respect to the development and commercialization of PIXUVRI
• development services
• joint committee obligations
• regulatory responsibilities
• commercialization responsibilities
• manufacturing and supply responsibilities

The license is a distinct promise because it is sublicensable and separable from the remaining performance obligations and can be used for its intended purpose on its own. The remaining service performance obligations are also distinct because these services are not proprietary in nature, and other vendors could provide the same services in order to derive value from the license.

We determined that performance obligations relating to the joint committee obligations and the regulatory, commercial, and manufacturing and supply responsibilities were insignificant in the context of the Restated Agreement, and as such these obligations were combined with the development services and included as “Development and other services” in the table below.

At the inception of the Restated Agreement, the arrangement consideration of $12.8 million (€12.0 million converted into U.S. dollars using the currency exchange rate as of the date of the Restated Agreement) was included in the initial transaction price, which was then allocated based on the percentage of the relative selling price of each performance obligation as follows (in thousands):

License	$11,487
Development and other services	1,348
Total upfront payment	$12,835

We estimated the selling price of the license using the income approach that values the license by discounting direct cash flow expected to be generated over the remaining life of the license, net of cash flow adjustments related to working capital. The estimates and assumptions include, but are not limited to, estimated market opportunity, expected market share, and contractual royalty rates. We estimated the selling price of the development and other services, which includes personnel costs as well as third-party costs for applicable services and supplies, by discounting estimated expenditures for services to the date of the Restated Agreement. We concluded that a change in the key assumptions used to determine the best estimate of the selling price for the license would not have a significant effect on the allocation of the arrangement consideration.

Regulatory and sales milestones, as well as royalty payments, are not included in the initial transaction price. Regulatory milestones under the Restated Agreement are subject to a constraint and as such, based on the most-likely amount approach, we recognize revenue when we deem probable that there will not be a significant reversal of revenue in the future periods. Royalty payments we receive from Servier are sales-based royalties in connection with the license of intellectual property. As such, royalty revenues are recognized as underlying sales occur. And sales milestone revenues are recognized when underlying sales milestones are achieved as the royalty exception under ASC 606 also applies to sales milestones.

During the year ended December 31, 2017, we recognized $11.5 million of consideration allocated to the license as revenue upon delivery of the license. The $1.3 million consideration allocated to development and other services was recorded as deferred revenue, along with the $0.6 million deferred revenue balance from the Original Agreement, for a total deferred revenue balance of $1.9 million as of the date of Restated Agreement. During the year ended December 31, 2017, $0.5 million of the deferred revenue balance was recognized as revenue; the remaining $1.4 million was recognized as revenue for the year ended December 31, 2018 as the development service obligation under the Restated Agreement was deemed complete.

In September 2017, we attained a regulatory milestone under the Restated Agreement and recognized a €1.0 million milestone revenue (or $1.2 million using the currency exchange rate as of the date the milestone was achieved). In November 2018, we recognized a €3.0 million milestone revenue (or $3.4 million using the currency exchange rate as of the date the milestone was achieved) relating to the attainment of a regulatory milestone.

Teva

Pursuant to an acquisition agreement entered into with Cephalon, Inc., or Cephalon, in June 2005, we have the right to receive up to $100.0 million in payments upon achievement of specified sales and development milestones related to TRISENOX. Cephalon was subsequently acquired by Teva Pharmaceutical Industries Ltd., or Teva. As of December 31, 2018, we have earned $60.0 million of such potential milestone payments as a result of having achieved certain milestones. For the year ended December 31, 2018, we received $10.0 million from Teva upon the achievement of a milestone for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. In addition, for the years ended December 31, 2018 and 2017, we earned $10.0 million in each respective period upon the achievement of worldwide net sales milestones of TRISENOX. The achievement of the remaining milestones is uncertain at this time.

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

In October 2016, we entered into the Asset Return and Termination Agreement, or the Baxalta Termination Agreement, with Baxalta. Pursuant to the Baxalta Termination Agreement, the Pacritinib License Agreement was terminated in its entirety (other than with respect to certain customary provisions that survive termination, including those pertaining to confidentiality and indemnification), the Pacritinib License Agreement has no further force or effect, and all rights and obligations of the Company and Baxalta under the Pacritinib License Agreement were terminated.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the Baxalta Termination Agreement and are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta. In addition, under the Baxalta Termination Agreement, we are required to make a milestone payment to Baxalta in the amount of approximately $10.3 million upon the first regulatory approval or any pricing and reimbursement approvals of a product containing pacritinib.

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

The Vernalis License Agreement will terminate when the royalty obligations expire, although the parties have early termination rights under certain circumstances, including the following: (1) we have the right to terminate, with three months’ notice, upon the belief that the continued development of tosedostat or any of the other licensed compounds is not commercially viable, (2) Vernalis has the right to terminate in the event of our uncured failure to pay sums due, and (3) either party has the right to terminate in the event of the other party’s uncured material breach or insolvency. We have ceased development of tosedostat and do not anticipate incurring additional material expenses related to this terminated program.

Gynecologic Oncology Group

We entered into an agreement with the Gynecologic Oncology Group, or GOG, now part of NRG Oncology, in March 2004, as amended, related to the GOG-212 trial of Opaxio in patients with ovarian cancer. Pursuant to the terms of such agreement, we made a milestone payment of $0.5 million relating to the transfer of final datasets during the second quarter of 2017, which was included in research and development expenses. The agreement was terminated in May 2017. No further development of Opaxio is planned.

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

11. Restructuring Activities

In December 2018, we announced a restructuring plan to improve efficiencies and reduce costs within the Company, which impacted a total of 21 positions. We expect to incur total restructuring expenses of approximately $1.5 million, of which $0.7 million had been incurred for the year ended December 31, 2018. We anticipate the majority of restructuring activities to be completed by the end of first quarter 2019.

The following table summarizes the accrual balance and utilization for the year ended December 31, 2018 (in thousands):

Employee separation costs
Restructuring accruals - December 31, 2017	$—
Restructuring expenses	660
Cash payments	—
Restructuring accruals - December 31, 2018	$660

12. Share-Based Compensation

Share-Based Compensation Expense

Share-based compensation expense for all share-based payment awards made to employees and directors is measured based on the grant-date fair value estimated in accordance with U.S. generally accepted accounting principles, or GAAP. We recognize share-based compensation using the straight-line, single-award method based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

During the years ended December 31, 2018 and 2017, we recognized share-based compensation expense which consisted of the following types of awards (in thousands):

	2018	2017
Restricted stock	102	1,015
Options	6,267	4,731
Total share-based compensation expense	$6,369	$5,746

The following table summarizes share-based compensation expense for the years ended December 31, 2018 and 2017, which was allocated as follows (in thousands):

	2018	2017
Research and development	$1,950	$911
Selling, general and administrative	4,419	4,835
Total share-based compensation expense	$6,369	$5,746

Share-based compensation had a $6.4 million and $5.7 million effect on our net loss attributable to common stockholders for the years ended December 31, 2018 and 2017, respectively. It had no effect on cash flows from operating activities for the periods presented; however, during the years ended December 31, 2018 and 2017, we made payments of $21,000 and $0.1 million, respectively, relating to 5,800 shares and 21,000 shares, respectively, of our common stock withheld upon vesting of employee restricted stock awards based on taxes owed by employees upon vesting, which impacted cash flows used in financing activities.

As of December 31, 2018, unrecognized compensation cost related to unvested stock options and unvested restricted stock awards amounted to $7.8 million, which will be recognized over the remaining weighted-average requisite service period of 1.83 years. The unrecognized compensation cost related to unvested options and restricted stock does not include the value of performance-based awards.

For the years ended December 31, 2018 and 2017, no tax benefits were attributed to share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

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

As of December 31, 2018, 11.6 million shares were authorized for issuance under equity incentive plans, of which 2.8 million shares of common stock were available for future grants under the 2017 Plan.

Stock Options

Fair value for stock options was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.9%	1.9%
Expected dividend yield	None	None
Expected life (in years)	5.4	5.2
Volatility	82%	83%

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

The following table summarizes stock option activity for all of our stock option plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2016 (1,913,000 exercisable)	2,806,000	$11.44
Granted	4,450,000	$3.68
Exercised	—	$—
Forfeited	(378,000)	$6.27
Cancelled and expired	(210,000)	$24.33
Outstanding at December 31, 2017 (2,500,000 exercisable)	6,668,000	$6.15
Granted	3,100,000	$3.04
Exercised	(12,000)	$3.89
Forfeited	(408,000)	$3.48
Cancelled and expired	(2,129,000)	$9.18
Outstanding at December 31, 2018 (2,597,000 exercisable)	7,219,000	$4.08	8.1	$—
Vested or expected to vest at December 31, 2018	6,321,000	$4.32	7.7	$—
Exercisable at December 31, 2018	2,597,000	$5.49	6.4	$—

The weighted average exercise price of options exercisable at December 31, 2018 and 2017 was $5.49 and $9.83, respectively. The weighted average grant-date fair value of options granted during 2018 and 2017 was $2.09 and $2.47 per option, respectively. The number of options vested or expected to vest at December 31, 2018 does not include 715,000 performance-based options with the weighted average exercise price of $2.18 since the achievement of such performance-based milestone was not deemed probable as of December 31, 2018.

In March 2017, Dr. Adam R. Craig, our President and CEO, was granted stock options to purchase 1.2 million shares of common stock at an exercise price of $4.24 per share. The stock options have a maximum term of ten years and vest in six equal semi-annual installments over the three-year period beginning March 20, 2017, subject to his continued employment through the applicable vesting dates and acceleration under certain circumstances. The stock options were granted in connection with his entering into employment with the Company as President and CEO. A portion of the stock options covering 80,000 shares were granted under the 2015 Plan. The balance of such stock options was granted in accordance with NASDAQ Listing Rule 5635(c)(4).

Restricted Stock Awards

We issued 2,000 shares of restricted stock awards in 2017 while we issued no restricted stock awards in 2018. The weighted average grant-date fair value of restricted stock awards issued during 2017 was $5.78. Additionally, 15,000 and 39,000 shares of restricted stock awards were cancelled during 2018 and 2017, respectively.

The total fair value of restricted stock awards vested during the years ended December 31, 2018 and 2017 was $0.1 million and $0.3 million, respectively.

A summary of the status of nonvested restricted stock awards as of December 31, 2018 and 2017 and changes during the periods then ended, is presented below:

	Nonvested Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2016	183,000	$12.76
Issued	2,000	$5.78
Vested	(83,000)	$9.43
Forfeited	(39,000)	$14.39
Nonvested at December 31, 2017	63,000	$15.93
Issued	—	$—
Vested	(35,000)	$12.00
Forfeited	(15,000)	$16.12
Nonvested at December 31, 2018	13,000	$26.23

Restricted Stock Units

We issued 20,000 restricted stock units during 2017 while no restricted stock units were issued during 2018. No restricted stock units were cancelled during 2018 or 2017. The weighted average grant-date fair value of restricted stock units issued during 2017 was $4.97 per unit. The total fair value of restricted stock units vested during the year ended December 31, 2018 and 2017 was $0.1 million and $0.8 million, respectively.

A summary of the status of nonvested restricted stock units as of December 31, 2018 and 2017 and changes during the periods then ended, is presented below:

	Nonvested Units	Weighted Average Grant-Date Fair Value Per Unit
Nonvested at December 31, 2016	187,000	$5.35
Issued	20,000	$4.97
Vested	(187,000)	$5.35
Forfeited	—	$—
Nonvested at December 31, 2017	20,000	$4.97
Issued	—	$—
Vested	(20,000)	$4.97
Forfeited	—	$—
Nonvested at December 31, 2018	—	$—

Nonemployee Share-Based Compensation

Share-based compensation expense for awards granted to nonemployees is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options and restricted stock awards granted to nonemployees is periodically remeasured as the underlying options or awards vest. The value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date. As of December 31, 2018 and 2017, unvested options to acquire approximately 12,000 shares and 4,000 shares, respectively, of common stock were outstanding. We recorded compensation expense of $6,000 during the year ended December 31, 2018 and reversed $8,000 during the year ended December 31, 2017.

Employee Stock Purchase Plan

Under the Purchase Plan, eligible employees may purchase a limited number of shares of our common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, we issued approximately 5,000 and 4,000 shares of our common stock to employees in the years ended December 31, 2018 and 2017, respectively. There are 0.2 million shares of common stock authorized under the Purchase Plan and approximately 0.2 million shares are reserved for future purchases as of December 31, 2018.

13. Employee Benefit Plans

Our U.S. employees participate in the CTI BioPharma Corp. 401(k) Plan whereby eligible employees may defer up to 80% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. We may make discretionary matching contributions based on certain plan provisions. We recorded $0.2 million related to discretionary matching contributions during the year ended December 31, 2018 and $0.3 million during the year ended December 31, 2017.

14. Shareholder Rights Plan

In December 2009, our Board approved and adopted a shareholder rights plan, or Rights Plan, in which one preferred stock purchase right was distributed for each common share held as of the close of business on January 7, 2010. Initially, the rights were not exercisable, and were attached to, and traded with, all of the shares of CTI’s common stock outstanding as of and issued subsequent to January 7, 2010. In 2012, 2015 and 2017, our Board approved certain amendments to the Rights Plan. The Rights Plan expired on December 2, 2018.

15. Customer and Geographic Concentrations

We consider our operations to be a single operating segment focused on the development, acquisition and commercialization of novel treatments for cancer. Financial results of this reportable segment are presented in the accompanying consolidated financial statements.

All sales of PIXUVRI during the year presented were in Europe. Product sales from PIXUVRI’s major customers as a percentage of total product sales were as follows:

Year Ended
December 31, 2017
Customer A	61%
Customer B	24%
Customer C	13%

In April 2017, we granted Servier an exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products outside of the U.S. (and its territories and possessions). As a result, we no longer have product sales. See Note 10. Collaboration, Licensing and Milestone Agreements for further details.

We had no long-lived assets located outside of the U.S. as of December 31, 2018 and 2017.

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

The computation of net loss per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017
Net loss attributable to common stockholders	$(29,400)	$(45,020)
Basic and diluted:
Weighted average shares outstanding	56,106	36,569
Less: weighted average restricted shares outstanding	(33)	(124)
Shares used in calculation of basic and diluted net loss per common share	56,073	36,445
Net loss per common share: Basic and diluted	$(0.52)	$(1.24)

Common shares underlying equity awards, warrants, convertible preferred stock and other convertible securities aggregating 15.3 million shares and 5.2 million shares for the years ended December 31, 2018 and 2017, respectively, prior to the application of the treasury stock method, have been excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

BVF Partners L.P.

As discussed in Note 8. Equity Transactions, we completed an underwritten public offering of 22,500 shares of our Series N Preferred Stock in June 2017. BVF purchased 6,750 shares of our Series N Preferred Stock in such offering, of which, 6,175 shares were converted into approximately 4.1 million shares of our common stock.

In February 2018, in connection with the public offering of common stock (also discussed in Note 8. Equity Transactions), BVF purchased 6.3 million shares of our common stock. In addition, BVF exchanged 8.0 million shares of our common stock owned by BVF and 575 shares of our Series N Preferred Stock owned by BVF for 12,575 shares of our Series O Preferred Stock.

Primarily as a result of these transactions, BVF beneficially owned approximately 12.0% and 20.0% of our outstanding common stock as of December 31, 2018 and 2017, respectively. Matthew D. Perry, a member of our Board, is the President of BVF and portfolio manager for the underlying funds managed by the firm.

18. Commitments and Contingencies

Commitments

See Note 5. Leases and Note 7. Long-term Debt for scheduled lease and debt payments. In addition, certain of our licensing agreements obligate us to make payments upon achievement of milestones and pay a royalty on net sales of products utilizing licensed compounds. See Note 10. Collaboration, Licensing and Milestone Agreements for further details. Purchase commitments relating to clinical trial contracts, manufacturing supply, insurance and others also arise in the ordinary course of business. We anticipate the timing of payments under these contracts to range from less than one year to more than three years.

Contingencies

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

Following is a summary of the status of the legal proceedings surrounding each respective VAT year return at issue:

2003 VAT Assessment. In June 2013, the Regional Tax Court issued decision no. 119/50/13 in regards to the 2003 VAT Assessment, which accepted the October 2012 appeal of the ITA and reversed a previous decision of the Provincial Tax Court. In January 2014, we appealed such decision to the Italian Supreme Court both on procedural grounds and on the merits of the case. In March 2014, we paid a deposit in respect of the 2013 VAT matter of €0.4 million (or $0.6 million upon conversion from euros as of the date of payment), following the ITA's request for such payment, which is included in Other assets in our consolidated balance sheets.

2005 VAT Assessment. In January 2018, the Italian Supreme Court issued decision No. 02250/2018 which (i) rejected the April 2013 appeal of the ITA, (ii) confirmed the October 2012 decision of the Regional Tax Court (127/31/2012), which fully accepted the merits of our earlier appeal and confirmed that no penalties could be imposed against us, and (iii) due to the novelty of the arguments at stake, compensated the legal expenses incurred by the parties. ITA may not use any ordinary means of appeal against the Italian Supreme Court decision, and we have initiated steps to recover the amounts owed to us. We have applied for a refund based on the guidance from ITA; however the collectibility of the refund currently has not been determined.

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

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.2 million, or approximately $4.8 million converted using the currency exchange rate as of December 31, 2018, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

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

The U.S. signed into law, on December 22, 2017, tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act. The 2017 Tax Act was enacted in December 2017. The 2017 Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The 2017 Tax Act reduced the U.S. corporate income tax rate from 34% to 21%, effective January 1, 2018.

The SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. At December 31, 2017, we had completed our accounting for all of the enactment date income tax effects of the 2017 Tax Act.
While the 2017 Tax Act provides for a modified territorial tax system, beginning in 2018, Global Intangible Low-Taxed Income, or GILTI provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. During 2018, we made an accounting policy election to treat taxes related to GILTI as a current period expense when incurred.
Loss before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year ended December 31,
	2018	2017
United States	$(29,162)	$(40,180)
Foreign	(190)	(651)
Net loss before income taxes	$(29,352)	$(40,831)

The reconciliation between the income tax rate and our effective tax rate as of December 31 is as follows:

	2018	2017
Federal income tax rate	21%	34%
Research and development tax credits	6	3
Non-deductible executive compensation	(1)	—
Valuation allowance	(12)	304
Impact of tax reform	—	(101)
Expired tax attribute carryforwards	(17)	(240)
Gain on branch liquidation	3	—
Foreign currency gains and losses	2	—
Other	(2)	—
Net effective tax rate	—%	—%

The principal components of our deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$18,792	$21,005
Capitalized research and development	32,029	27,540
Research and development tax credit carryforwards	3,061	1,347
Stock-based compensation	2,940	2,004
Intangible assets	7,802	8,117
Depreciation and amortization	549	472
Other deferred tax assets	1,806	2,279
Total deferred tax assets	66,979	62,764
Less: valuation allowance	(66,698)	(62,472)
	281	292
Deferred tax liabilities:
Deductions for tax in excess of financial statements	(281)	(292)
Total deferred tax liabilities	(281)	(292)
Net deferred tax assets	$—	$—

In preparing our December 31, 2018 financial statements, we determined that our December 31, 2017 deferred tax asset balance related to stock-based compensation and the corresponding valuation allowance were each overstated by $10.8 million. We evaluated the materiality of this adjustment and concluded that its impact was not material on our financial statements taken as a whole and did not affect our balance sheet, or statements of operations, stockholders' equity or cash flows, for any periods presented. We have elected to adjust the 2017 balances in the table above.
As of December 31, 2018 and 2017, we had U.S. federal net operating loss carryforwards, or the NOL, of approximately $56.6 million and $74.8 million respectively, which are available to reduce future taxable income. We also had U.S. federal tax credits of $3.1 million and $1.3 million as of December 31, 2018 and 2017, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards have begun to expire in 2018 and may become subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, or the IRC, of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. We have undertaken a formal IRC Section 382 study and the attributes disclosed in this footnote reflect the conclusion of that study. However, subsequent ownership changes may further affect the limitation in future years.

At December 31, 2018, the NOL carryforwards in the U.K.,which have an indefinite carryforward period, were approximately $33.0 million.

Certain of the net operating loss deferred tax assets in the table above, totaling $9.9 million at December 31, 2018 are consolidated in our GAAP income tax provision due to our 60% ownership in Aequus; however, Aequus is not consolidated for income tax purposes and therefore these net operating losses will not be available to us in our future tax filings.

We maintain a full valuation allowance on our net deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In our valuation, we considered our cumulative loss in recent years and forecasted losses in the near term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, we determined that the negative evidence outweighed the positive evidence and that a full valuation allowance on our net deferred tax assets will be maintained. We will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed. Our valuation allowance increased by $4.2 million during the year ended December 31, 2018 primarily due to increases in capitalized research and development and research and development tax credit carryforwards, offset by net operating loss carryforward expirations.

We follow the provisions in ASC 740 and the guidance related to accounting for uncertainty in income taxes. We determine our uncertain tax positions based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. We are subject to U.S. federal and state, Italian and U.K. income taxes with varying statutes of limitations. Tax years from 1999 forward remain open to examination due to the carryover of net operating losses or tax credits. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of December 31, 2018, we had no unrecognized tax benefits and therefore no accrued interest or penalties related to unrecognized tax benefits. We believe that our income tax filing positions reflected in the various tax returns are more-likely-than not to be sustained on audit and thus there are no anticipated adjustments that would result in a material change to our consolidated balance sheets, statements of operations and cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

20. Subsequent Events

In February 2019, we entered into a Termination and Transfer Agreement, or the Servier Termination Agreement, with Servier, which terminates the Restated Agreement. Under the Servier Termination Agreement, we will continue to be responsible for non-U.S. pharmacovigilance for PIXUVRI, the submission of a marketing authorization application for PIXUVRI and wind down of the PIX306 clinical trial during a transition period, which will last until the European Medicines Agency adopts a position on the PIXUVRI marketing authorization application. Servier agreed to reimburse us €620,000 for costs to be incurred in connection with transition period activities, and if the transition period extends beyond May 31, 2019, Servier will provide additional reimbursement to us not to exceed €50,000 per month or €200,000 in the aggregate. If the EMA’s definitive position results in a standard marketing authorization for PIXUVRI, we will transfer and assign all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an asset purchase agreement. Alternatively, if the EMA’s definitive position results in a conditional marketing authorization or suspension or withdrawal of the marketing authorization, then, at Servier’s election, we will either transfer and assign all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an asset purchase agreement or cooperate with Servier in the withdrawal of PIXUVRI from all jurisdictions other than the United States. The Servier Termination Agreement provides that, in either scenario, any asset purchase agreement will require, among other things, Servier to pay us €2.0 million and assume responsibility for all of the obligations related to PIXUVRI, including our remaining royalty payments to Novartis International Pharmaceutical Ltd. and the University of Vermont.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed, on July 13, 2018, the Audit Committee approved the dismissal of Marcum LLP, as our independent registered public accounting firm effective on August 2, 2018, which was the date of filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. Ernst & Young LLP's engagement as our independent auditor and independent registered public accounting firm was effective August 2, 2018.

The reports of Marcum LLP on our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report of Marcum LLP dated March 2, 2017, relating to our consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows and the related financial statement schedule for each of the three years in the period ended December 31, 2016, included an explanatory paragraph as to the uncertainty of our ability to continue as a going concern. The audit reports of Marcum LLP on our effectiveness of internal control over financial reporting for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion.

In connection with the audits of our financial statements for each of the two fiscal years ended December 31, 2017 and 2016, and in the subsequent interim period through August 2, 2018, there were no disagreements with Marcum LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Marcum LLP, would have caused Marcum LLP to make reference to the matter in its reports for such years. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

As of the end of the Company’s 2018 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 was effective.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has audited our internal controls over financial reporting as of December 31, 2018, as stated in their report, which appears herein.

(c) Changes in Internal Controls

There have been no changes to our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
CTI BioPharma Corp.

Opinion on Internal Control Over Financial Reporting

We have audited CTI BioPharma Corp.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CTI BioPharma Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes and our report dated March 13, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Seattle, Washington
March 13, 2019

Item 9B. Other Information

On March 13, 2019, our board of directors adopted, on the recommendation of the compensation committee, our Executive Incentive Compensation Plan, or the Incentive Compensation Plan. Our Incentive Compensation Plan allows us to grant incentive awards, generally payable in cash, to employees selected by the administrator of the Incentive Compensation Plan, including our named executive officers, based upon performance goals established by the administrator.

Under our Incentive Compensation Plan, the administrator determines the performance goals applicable to any award, which goals may include, without limitation, goals related to research and development, regulatory milestones or regulatory-related goals, gross margin, financial milestones, new product or business development, operating margin, product release timelines or other product release milestones, publications, cash flow, procurement, savings, internal structure, leadership development, project, function or portfolio-specific milestones, license or research collaboration agreements, capital raising, initial public offering preparations, patentability and individual objectives such as peer reviews or other subjective or objective criteria. The performance goals may differ from participant to participant and from award to award.

A committee appointed by our board of directors (which, until our board of directors determines otherwise, will be our compensation committee) administers our Incentive Compensation Plan. The administrator of our Incentive Compensation Plan may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in the discretion of the administrator. The administrator may determine the amount of any increase, reduction or elimination on the basis of such factors as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers.

Actual awards generally will be paid in cash (or its equivalent) only after they are earned, and, unless otherwise determined by the administrator, to earn an actual award a participant must be employed by us through the date the actual award is paid. Payment of awards occurs as soon as practicable after they are earned, but no later than the dates set forth in our Incentive Compensation Plan.

Our board of directors and the administrator have the authority to amend, suspend or terminate our Incentive Compensation Plan, provided such action does not impair the existing rights of any participant with respect to any earned awards.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements - The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

(2) Financial Statement Schedules - The financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

(3) Exhibits - The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

2.1	Agreement and Plan of Merger, dated January 24, 2018, by and between CTI BioPharma Corp., a Washington corporation, and CTI BioPharma Corp., a Delaware corporation.	8-K	000-28386	2.1	January 24, 2018

3.1	Certificate of Incorporation of CTI BioPharma Corp., a Delaware corporation, dated January 24, 2018.	8-K	000-28386	3.1	January 24, 2018

3.2	Certificate of Amendment to the Certificate of Incorporation of CTI BioPharma Corp., dated May 17, 2018.	10-Q	000-28386	3.1	August 3, 2018

3.3	Certificate of Designation for Series O Convertible Preferred Stock.	8-K	000-28386	3.1	February 12, 2018

3.4	Amended and Restated Bylaws of CTI BioPharma Corp., a Delaware corporation.	8-K	000-28386	3.1	March 23, 2018

4.1	Specimen Common Stock Certificate.	8-K	000-28386	4.1	February 12, 2018

4.2	Warrant Agreement, dated June 9, 2015, by and between Registrant and Hercules Technology Growth Capital, Inc.	8-K	001-12465	4.1	June 10, 2015

4.3	Warrant to Purchase Stock, dated November 28, 2017, by and between CTI BioPharma Corp. and Silicon Valley Bank.	8-K	000-28386	4.1	November 28, 2017

4.4	Warrant to Purchase Stock, dated November 28, 2017, by and between CTI BioPharma Corp. and Life Science Loans II, LLC.	8-K	000-28386	4.2	November 28, 2017

4.5	Form of Warrant to Purchase Common Stock, dated November 6, 2018, issued to consultant to the Registrant.				Filed herewith.

10.1	Office Lease, dated as of January 27, 2012, by and between the Registrant and Selig Holdings Company LLC.	10-K	001-12465	10.4	March 8, 2012

10.2†	Sublease agreement between CTI BioPharma Corp. and Cascadian Therapeutics, Inc.	8-K	000-28386	10.1	December 5, 2017

10.3*	Offer Letter, by and between the Registrant and Bruce J. Seeley, dated as of July 2, 2015.	10-Q	001-12465	10.3	August 6, 2015

10.4*	Employment Agreement, dated February 24, 2017, by and between the Company and Adam Craig.	8-K	000-28386	10.1	February 27, 2017

10.5*	Amendment to Employment Agreement, dated October 31, 2018, by and between Adam R. Craig and the Company.	10-Q	000-28386	10.2	November 1, 2018

10.6*	Form of Severance Agreement for the Registrant's Executive Officers (as in effect as of January 6, 2015)	10-K	001-12465	10.6	March 12, 2015

10.7*	Severance Agreement, by and between the Registrant and Bruce J. Seeley, dated as of July 27, 2015.	10-K	001-12465	10.11	February 17, 2016

10.8*	Offer Letter, by and between the Registrant and David Kirske, dated August 1, 2017.	10-Q	000-28386	10.3	August 4, 2017

10.9*	Severance Agreement, by and between the Registrant and David Kirske, dated September 25, 2017.	8-K	000-28386	10.1	September 26, 2017

10.10*	Form of Indemnity Agreement for the Registrant’s Executive Officers and Directors.	8-K	000-28386	10.1	January 24, 2018

10.11*	2007 Employee Stock Purchase Plan, as amended and restated.	DEF 14A	001-12465	Appendix B	July 29, 2015

10.12*	CTI BioPharma Corp. 2015 Equity Incentive Plan, as amended.	8-K	001-12465	10.1	April 29, 2016

10.13*	Global Form of 2015 Equity Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	001-12465	10.3	November 5, 2015

10.14*	Global Form of 2015 Equity Incentive Plan Stock Option Agreement.	10-Q	001-12465	10.4	November 5, 2015

10.15*	Global Form of 2015 Equity Incentive Plan Stock Bonus Award Agreement.	10-Q	001-12465	10.5	November 5, 2015

10.16*	2007 Equity Incentive Plan, as amended and restated.	10-Q	001-12465	10.1	October 31, 2014

10.17*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement.	10-K	001-12465	10.14	March 12, 2015

10.18*	Global Form of 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement.	10-K	001-12465	10.15	March 12, 2015

10.19*	Global Form of 2007 Equity Incentive Plan Stock Option Agreement.	10-K	001-12465	10.16	March 12, 2015

10.20*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement for the Registrant’s directors (relating to applicable awards granted prior to December 17, 2014).	10-Q	001-12465	10.7	April 26, 2011

10.21*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement (relating to applicable awards granted prior to December 17, 2014).	10-Q	001-12465	10.3	October 30, 2013

10.22*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement for employees (relating to applicable awards granted prior to December 17, 2014).	10-Q	001-12465	10.6	April 26, 2011

10.23*	Form of 2007 Equity Incentive Plan Stock Option Agreement for the Registrant’s directors and officers (relating to applicable awards granted prior to December 17, 2014).	10-Q	001-12465	10.1	October 30, 2013

10.24*	Form of Stock Award Agreement for grants of fully vested shares under the Registrant’s 2007 Equity Incentive Plan, as amended.	10-Q	001-12465	10.2	October 30, 2013

10.25*	Form of Equity/Long-Term Incentive Award Agreement for Bruce J. Seeley.	10-K	001-12465	10.35	February 17, 2016

10.26*	Form of Amendment to Form of Equity/Long-Term Incentive Award Agreement, dated as of December 23, 2015, for Bruce J. Seeley.	10-K	001-12465	10.37	February 17, 2016

10.27*	Amended and Restated 2017 Equity Incentive Plan of the Registrant.	8-K	000-28386	10.1	May 21, 2018

10.28*	Form of Stock Option Agreement under the CTI BioPharma Corp. Amended and Restated 2017 Equity Incentive Plan.	8-K	000-28386	10.2	May 21, 2018

10.29	Acquisition Agreement by and among the Registrant, CTI Technologies, Inc. and Cephalon, Inc., dated June 10, 2005.	8-K	001-12465	10.1	June 14, 2005

10.30†	Termination Agreement, effective January 3, 2014, by and among Novartis International Pharmaceutical Ltd. and the Registrant.	10-Q	001-12465	10.2	April 29, 2014

10.31†	Asset Purchase Agreement, dated April 18, 2012, between S*BIO Pte Ltd. and the Registrant.	8-K	001-12465	10.1	April 24, 2012

10.32†	Amended and Restated Exclusive License and Collaboration Agreement by and between the Registrant, CTI Life Sciences Limited, Laboratoires Servier and Institut de Recherches Internationales Servier dated as of April 21, 2017.	10-Q	000-28386	10.4	May 3, 2017

10.33	Asset Return and Termination Agreement, dated October 21, 2016, by and between the Company and Baxalta.	8-K	001-12465	10.2	October 24, 2016

10.34	Letter Agreement, dated June 9, 2017, by and between the Registrant and BVF Partners L.P.	8-K	000-28386	10.1	June 9, 2017

10.35†	Amended and Restated Exclusive License Agreement, dated October 24, 2014, by and between Vernalis (R&D) Ltd. and the Registrant.	8-K/A	001-12465	10.3	November 6, 2014

10.36†	Manufacturing and Supply Agreement, dated as of April 15, 2014, by and between the Registrant and DSM Fine Chemicals Austria Nfg GmbH & Co KG.	10-Q	001-12465	10.1	August 4, 2014

10.37	Loan and Security Agreement, dated November 28, 2017, by and between CTI BioPharma Corp. and Silicon Valley Bank.	8-K	000-28386	10.1	November 28, 2017

10.38	First Amendment to Loan and Security Agreement, dated May 17, 2018, by and between Silicon Valley Bank and CTI BioPharma Corp.	10-Q	000-28386	10.3	August 3, 2018

10.39	Waiver Agreement, dated January 19, 2018, by and between Silicon Valley Bank and the Registrant.	10-K	000-28386	10.58	March 7, 2018

10.40	Stipulation of Settlement.	8-K	000-28386	99.2	December 15, 2017

10.41	Letter Agreement, dated December 9, 2015, by and between CTI BioPharma Corp. and BVF Partners L.P.	8-K	001-12465	10.1	December 9, 2015

10.42	Exchange Agreement, by and between the Company and BVF Partners L.P., dated February 8, 2018.	8-K	000-28386	10.1	February 12, 2018

10.43	Separation Agreement and Release dated September 4, 2018, by and between Jack W. Singer and the Company.	8-K	000-28386	1	September 6, 2018

10.44	Termination and Transfer Agreement, dated as of February 25, 2019, by and among on the one hand, the Registrant and CTI Life Sciences Limited, and, on the other hand, Les Laboratoires Servier and Institut de Recherches Internationales Servier.	8-K	000-28386	10.1	February 27, 2019

10.45*	CTI BioPharma Corp. Executive Incentive Compensation Plan.				Filed herewith.

21.1	Subsidiaries of the Registrant.				Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				Filed herewith.

23.2	Consent of Marcum LLP, Independent Registered Public Accounting Firm.				Filed herewith.

24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.

101.INS	XBRL Instance				Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema				Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation				Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition				Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels				Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation				Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

Item 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2019

CTI BioPharma Corp.

By: /s/ Adam R. Craig
Adam R. Craig, M.D., Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam R. Craig and David H. Kirske, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Laurent Fischer Laurent Fischer, M.D.	Chairman of the Board and Director	March 13, 2019
/s/ Adam R. Craig Adam R. Craig, M.D., Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2019
/s/ David H. Kirske David H. Kirske	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2019
/s/ Michael A. Metzger Michael A. Metzger	Director	March 13, 2019
/s/ David Parkinson David Parkinson, M.D.	Director	March 13, 2019
/s/ Matthew D. Perry Matthew D. Perry	Director	March 13, 2019
/s/ Reed V. Tuckson Reed V. Tuckson, M.D.	Director	March 13, 2019