Form 10-Q
period 2019-03-31
CTI BIOPHARMA CORP
filed 2019-05-02
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-28386
CTI BIOPHARMA CORP.
(Exact name of registrant as specified in its charter)

Delaware	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Western Avenue, Suite 800
Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)
(206) 282-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CTIC	The Nasdaq Capital Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 25, 2019
Common Stock, par value $0.001 per share	57,978,725

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$40,593	$36,439
Short-term investments	21,657	30,599
Receivables from license and development services arrangements	821	13,679
Prepaid expenses and other current assets	2,512	1,775
Total current assets	65,583	82,492
Property and equipment, net	1,653	1,793
Other assets	8,531	5,547
Total assets	$75,767	$89,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,116	$4,498
Accrued expenses	8,534	12,852
Current portion of long-term debt	4,812	4,812
Other current liabilities	1,754	893
Total current liabilities	16,216	23,055
Long-term debt, less current portion	8,064	9,267
Other liabilities	6,900	4,571
Total liabilities	31,180	36,893
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333
Series O Preferred Stock, 12,575 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively (Aggregate liquidation preference of $25,150 as of March 31, 2019 and December 31, 2018, respectively)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 101,500,000 as of March 31, 2019 and December 31, 2018, respectively.
Issued and outstanding shares - 57,979,325 and 57,986,075 as of March 31, 2019 and December 31, 2018, respectively	58	58
Additional paid-in capital	2,295,275	2,294,025
Accumulated other comprehensive loss	(10,634)	(10,643)
Accumulated deficit	(2,234,357)	(2,224,746)
Total CTI stockholders' equity	50,342	58,694
Noncontrolling interest	(5,755)	(5,755)
Total stockholders' equity	44,587	52,939
Total liabilities and stockholders' equity	$75,767	$89,832
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
License and contract revenue	$640	$10,846
Total revenues	640	10,846
Operating costs and expenses:
Research and development	5,172	9,685
Selling, general and administrative	5,206	5,497
Restructuring expenses	794	—
Total operating costs and expenses	11,172	15,182
Loss from operations	(10,532)	(4,336)
Non-operating income (expense):
Interest income	380	—
Interest expense	(294)	(288)
Amortization of debt discount and issuance costs	(130)	(134)
Foreign exchange (loss) gain	(238)	723
Total non-operating (expense) income, net	(282)	301
Net loss before noncontrolling interest	(10,814)	(4,035)
Noncontrolling interest	—	14
Net loss	(10,814)	(4,021)
Deemed dividends on preferred stock	—	(80)
Net loss attributable to common stockholders	$(10,814)	$(4,101)
Basic and diluted net loss per common share	$(0.19)	$(0.08)
Shares used in calculation of basic and diluted net loss per common share	57,973	50,312

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss before noncontrolling interest	$(10,814)	$(4,035)
Other comprehensive income (loss):
Foreign currency translation adjustments	662	(810)
Unrealized foreign exchange (loss) gain on intercompany balance	(679)	278
Net unrealized gain on available-for-sale securities	26	—
Other comprehensive income (loss)	9	(532)
Comprehensive loss	(10,805)	(4,567)
Comprehensive loss attributable to noncontrolling interest	—	14
Comprehensive loss attributable to CTI	$(10,805)	$(4,553)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance at January 1, 2019	13	$—	57,986	$58	$2,294,025	$(10,643)	$(2,224,746)	$(5,755)	$52,939
Cumulative effect adjustments	—	—	—	—	(7)	—	1,203	—	1,196
Equity-based compensation	—	—	(7)	—	1,257	—	—	—	1,257
Net loss	—	—	—	—	—	—	(10,814)	—	(10,814)
Other comprehensive income	—	—	—	—	—	9	—	—	9
Balance at March 31, 2019	13	$—	57,979	$58	$2,295,275	$(10,634)	$(2,234,357)	$(5,755)	$44,587

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance at January 1, 2018	1	$—	42,969	$43	$2,223,388	$(6,272)	$(2,195,346)	$(5,723)	$16,090
Issuance of common stock, net of issuance costs	—	—	23,012	23	64,166	—	—	—	64,189
Exchange of common stock for preferred stock	12	—	(8,000)	(8)	8	—	—	—	—
Value of beneficial conversion features related to preferred stock	—	—	—	—	80	—	(80)	—	—
Equity-based compensation	—	—	—	—	1,336	—	—	—	1,336
Other	—	—	—	—	(1)	—	—	—	(1)
Noncontrolling interest	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	—	(4,021)	—	(4,021)
Other comprehensive loss	—	—	—	—	—	(532)	—	—	(532)
Balance at March 31, 2018	13	$—	57,981	$58	$2,288,977	$(6,804)	$(2,199,447)	$(5,737)	$77,047

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss before noncontrolling interest	$(10,814)	$(4,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,257	1,336
Depreciation and amortization	140	152
Write-off of deferred financing costs	213	—
Noncash interest expense	130	134
Noncash rent benefit	(152)	(538)
Other	24	—
Changes in operating assets and liabilities:
Receivables from license and development services arrangements	12,846	536
Prepaid expenses and other current assets	496	101
Other assets	476	9
Accounts payable	(3,365)	(419)
Accrued expenses	(4,314)	495
Deferred revenue	—	(189)
Other liabilities	(393)	(5)
Net cash used in operating activities	(3,456)	(2,423)
Investing activities
Purchases of property and equipment	—	(33)
Proceeds from maturities of short-term investments	9,000	—
Net cash provided by (used in) investing activities	9,000	(33)
Financing activities
Proceeds from common stock offering, net of issuance costs	—	64,588
Repayment of debt	(1,333)	—
Payment of tax withholding obligations related to stock compensation	—	(1)
Cash paid for issuance costs	(45)	(2)
Net cash (used in) provided by financing activities	(1,378)	64,585

Effect of exchange rate changes on cash and cash equivalents	(12)	(714)
Net increase in cash and cash equivalents	4,154	61,415
Cash and cash equivalents at beginning of period	36,439	43,218
Cash and cash equivalents at end of period	$40,593	$104,633

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$301	$284

Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$4,208	$—
Exchange of common stock and preferred stock for preferred stock	$—	$24,080

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2019 and 2018 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on March 13, 2019.

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiary, CTI Life Sciences Limited, or CTILS. As of March 31, 2019, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.

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

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of a Development, Commercialization and License Agreement, or the Pacritinib License Agreement, with Baxalta and are no longer eligible to receive cost sharing or milestone payments for pacritinib's development. We have incurred a net operating loss every year since our formation. As of March 31, 2019, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses for the foreseeable future.

Our available cash, cash equivalents and short-term investments were $62.3 million as of March 31, 2019. We completed the evaluation about our ability to continue as a going concern as required by Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Based on this analysis, we expect that our present financial resources will be sufficient to meet our obligations as they come due and to fund our operations through the second quarter of 2020. We may need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying condensed consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Cash, Cash Equivalents and Short-term Investments

As of March 31, 2019 and December 31, 2018, our cash, cash equivalents and short-term investments consisted of cash, money market funds, U.S. government and agency securities and corporate debt securities. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

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

We measure the fair value of money market funds based on the closing price reported by a fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of March 31, 2019 and December 31, 2018. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2019				December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$667	$—	$—	$667	$919
Level 1 securities:
Money market funds	37,426	—	—	37,426	20,525
Level 2 securities:
U.S. government and agency securities	10,737	4	(1)	10,740	15,213
Corporate debt securities	13,410	8	(1)	13,417	30,381
Total cash, cash equivalents and short-term investments	$62,240	$12	$(2)	$62,250	$67,038

Receivables from License and Development Services Arrangements

Our receivables relate to amounts payable or reimbursable to us under the terms of license and development services arrangements with our partners. The receivable balance as of March 31, 2019 primarily related to royalties from our partners Les Laboratoires Servier and Institut de Recherches Internationales Servier, or together Servier, as well as revenue from transition activities performed in connection with the termination of the agreement with Servier. See Note 6. Termination of Servier Agreement for further details. The receivable balance as of December 31, 2018 primarily related to a milestone receivable from Servier for the attainment of a regulatory milestone in November 2018 as well as a milestone receivable from Teva for the attainment of a worldwide net sales milestone of TRISENOX in December 2018. Receivables are reviewed for collectability whenever circumstances indicate that the carrying amount of the receivable may not be recoverable. We had no allowance for doubtful accounts from license and development services arrangements as of March 31, 2019 or December 31, 2018.

Italian Value Added Tax Receivable

We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was approximately $4.5 million as of March 31, 2019 and December 31, 2018, respectively. Substantially all of our VAT receivable is included in Other assets. As disclosed in Note 10. Contingencies, the ITA assessed us for additional VAT payments for services we provided in Italy, which we do not believe we owe. We have not recorded an amount in the financial statements for this contingent liability as we do not believe the potential payment of up to €4.2 million (or approximately $4.8 million converted using the currency exchange rate as of March 31, 2019), to the ITA is probable at this time.

Leases

As discussed in Recently Adopted Accounting Standards below, we adopted Accounting Standards Codification, or ASC, Topic 842 - Leases, on January 1, 2019. Under ASC 842, we determine if an arrangement is a lease at inception. We recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as operating or finance at lease commencement, which will affect the pattern and classification of expense recognition in our condensed consolidated statements of operations.

Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide a readily determinable implicit rate of return, we use our incremental borrowing rate to derive the present value of lease payments, which is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
An operating lease right-of-use asset is measured at the amount of the lease liability, adjusted for prepaid or accrued lease payments, lease incentives received, unamortized initial direct costs and the impairment of the right-of-use asset. A lease may include options to extend or terminate the lease. When it is reasonably certain that we will exercise such an option, it is considered in the lease term. Right-of-use assets are tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as part of Research and development expenses and Selling, general and administrative expenses in our condensed consolidated statements of operations. The current portion of right-of-use assets and the non-current portion of right-of-use assets are included in Prepaid expenses and other current assets and Other assets, respectively, and the current portion of lease liabilities and the non-current portion of lease liabilities are included in Other current liabilities and Other liabilities, respectively, in our condensed consolidated balance sheets.

Revenue Recognition

We adopted ASC 606 - Revenue from Contracts with Customers, on January 1, 2018, using a modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other authoritative literature. Under ASC 606, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services.

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

License and Development Services Arrangements

We recognize license and contract revenue under license and development services arrangements that are within the scope of ASC 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. We evaluate these agreements under ASC 606 to determine distinct performance obligations. Prior to recognizing revenue, we make estimates of the transaction price, including any variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized and when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the arrangement. If there are multiple, distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on its relative standalone selling price. Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure in accordance with ASC-340-40, Other Assets and Deferred Costs: Contracts with Customers.

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830 - Foreign Currency Matters. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss, but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of stockholders’ equity, except for intercompany transactions that are of a short-term nature with entities that are consolidated, combined or accounted for by the equity method in our condensed consolidated financial statements. We and our subsidiary also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions.

The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange loss of $0.7 million and an unrealized foreign exchange gain of $0.3 million was recorded in the cumulative foreign currency translation adjustment account for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the intercompany balance due from CTILS was €29.3 million (or $32.8 million upon conversion from euros as of March 31, 2019). As of December 31, 2018, the intercompany balance due from CTILS was €28.7 million (or $32.8 million upon conversion from euros as of December 31, 2018).

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

Common shares underlying stock awards, warrants and convertible preferred stock aggregating 16.9 million shares and 11.8 million shares for the three months ended March 31, 2019 and 2018, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASC 842 - Leases, which requires lessees to recognize virtually all of their leases (other than leases that meet the definition of a short-term lease) on the balance sheet. On January 1, 2019, we adopted ASC 842 using the modified retrospective approach with a cumulative-effect adjustment as of January 1, 2019 in accordance with ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements. Prior period amounts are not adjusted and continue to be reported under previous lease guidance, ASC 840 - Leases.

We have performed an evaluation of our contracts with customers and suppliers in accordance with ASC 842 and have determined that the agreements for our office space, parking and office equipment contained a lease. All identified leases are classified as operating leases. We had no finance or capital leases as of March 31, 2019 and December 31, 2018 and for the three-month periods ended March 31, 2019 and 2018. We also elected a package of practical expedients permitted under the transition guidance within the new standard.

The impact of the adoption of ASC 842 on our condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments due to adoption of ASC 842	January 1, 2019
Right-of-use assets, current	$—	$1,034	$1,034
Right-of-use assets, non-current	$—	$3,174	$3,174

Lease liabilities, current	$—	$1,687	$1,687
Lease liabilities, non-current	$—	$4,946	$4,946
Deferred rent, current	$893	$(893)	$—
Deferred rent, non-current	$2,157	$(2,157)	$—

Accumulated deficit	$(2,224,746)	$1,196	$(2,223,550)

The adoption of the standard did not materially impact our condensed consolidated statements of operations or condensed consolidated statements of cash flows. See Note 4. Leases for further details about our leases.

In June 2018, the FASB issued new accounting guidance which simplifies the accounting for share-based payments granted to nonemployees for goods and services by aligning it with the accounting for share-based payments to employees, with certain exceptions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted this guidance on January 1, 2019. The adoption of this accounting guidance did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

In June 2016, the FASB issued new accounting guidance which amends the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, the standard requires the use of a new forward-looking "expected credit loss" model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this accounting guidance to have a material impact on our condensed consolidated financial statements.

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

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Right-of-use assets, non-current	$2,883	$—
Italian VAT receivables	4,388	4,480
Italian VAT deposit	483	493
Rent deposit	194	194
Other	583	380
Other assets	$8,531	$5,547

On January 1, 2019, we adopted ASC 842 - Leases and recorded right-of-use assets for our operating leases. See Note 1. Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Standards and Note 4. Leases for further details.

For details regarding our Italian VAT receivables and Italian VAT deposit, see Note 1. Description of Business and Summary of Significant Accounting Policies - Italian Value Added Tax Receivable and Note 10. Contingencies.

3. Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Lease liabilities, non-current	$4,486	$—
Deferred rent, non-current	—	2,157
Other long-term obligations	2,414	2,414
Total other liabilities	$6,900	$4,571

On January 1, 2019, we adopted ASC 842 - Leases and recorded lease liabilities and corresponding right-of-use assets for our operating leases. Deferred rent, less current portion as of December 31, 2018 included amounts related to lease incentives associated with our operating lease for office space. Under ASC 842, such lease incentives are accounted for as a reduction to the right-of-use asset balance. See Note 1. Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Standards and Note 4. Leases for further details.

Other long-term obligations as of March 31, 2019 and December 31, 2018 included a fee in the amount of $1.4 million payable to Silicon Valley Bank. See Part II, Item 8, "Notes to Consolidated Financial Statements, Note 7. Long-term debt" of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

4. Leases

In January 2012, we entered into an agreement with Selig Holdings Company LLC, or Selig, to lease approximately 66,000 square feet of office space in Seattle, Washington for a term of 10 years, commencing May 2012. We have two five-year options to extend the term of the lease at a market rate determined according to the lease. We also have an option to early terminate the lease after the fifth anniversary from the commencement date. We were provided with a total of $3.9 million for certain tenant improvements and other lease incentives. The options to extend or terminate the lease were not considered in the determination of the right-of-use asset and the lease liability as we did not consider it reasonably certain that we would exercise such options. We also lease parking space and certain of our office equipment. We have elected not to separate a non-lease component from a lease component for these leases.

In December 2017, we entered into an agreement to sublease approximately 44,000 square feet of our office space. No payments were due through May 2018, after which monthly rent is due through the sublease termination date in April 2022.

The operating lease for our office space includes common area maintenance services provided by Selig, which are considered a non-lease component. Since the payments for these services are based on the actual costs incurred by Selig in providing the services, we consider these payments as variable lease expenses.

The components of lease expense, which were included in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating lease expense, net	$427	$357
Variable lease expense	50	36
Sublease income	(312)	(312)
Total lease expense, net	$165	$81

The balance sheet classification of operating lease right-of-use assets and operating lease liabilities were as follows (in thousands):

March 31, 2019
Right-of-use assets, current (included in Prepaid expenses and other current assets)	$1,085
Right-of-use assets, non-current (included in Other assets)	2,883
Total right-of-use assets	$3,968

Lease liabilities, current (included in Other current liabilities)	$1,754
Lease liabilities, non-current (included in Other liabilities)	4,486
Total lease liabilities	$6,240

As March 31, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2019	$1,805
2020	2,443
2021	2,437
2022	820
Total lease payments	7,505
Less imputed interest	(1,265)
Total lease liabilities	$6,240

The schedule above does not contemplate any sublease income from subleasing of our office space. As of March 31, 2019, the total remaining scheduled sublease payments were $4.4 million.

Supplemental information relating to our operating leases is as follows (in thousands):

Three months ended March 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$587
Right-of-use assets obtained in exchange for operating lease liabilities	$4,208

Weighted-average remaining lease term of operating leases (years)	3.05
Weighted-average discount rate of operating leases	12.4%

5. Equity Transactions

In November 2018, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen acted as sales agent. The Sales Agreement could be terminated by us upon five days’ notice to Cowen for any reason or by Cowen upon five days’ notice to us for any reason or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. We had no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitation and offers under the Sales Agreement. In March 2019, we provided notice to Cowen, and the Sales Agreement was terminated. In connection with the termination of the Sales Agreement, deferred financing costs of $0.2 million were written off and recorded in Selling, general and administrative expenses for the three months ended March 31, 2019. No shares of common stock were sold under the Sales Agreement during the three months ended March 31, 2019.

6. Termination of Servier Agreement

In February 2019, we entered into a Termination and Transfer Agreement, or the Termination Agreement, among, on the one hand, the Company and its subsidiary, CTI Life Sciences Limited, and, on the other hand, Servier. The Termination Agreement terminates the Amended and Restated Exclusive License and Collaboration Agreement, dated as of April 21, 2017 by and among the Company, CTI Life Sciences Limited and Servier.

Under the Termination Agreement, we will continue to be responsible for non-U.S. pharmacovigilance for PIXUVRI, the submission of a marketing authorization application for PIXUVRI and wind down of the PIX306 clinical trial during a transition period, which will last until the European Medicines Agency, or the EMA, adopts a position on the PIXUVRI marketing authorization application.

Servier agreed to reimburse us €620,000 (of which, €65,000 was reimbursed and recognized as license and contract revenue in 2018) for costs to be incurred in connection with transition period activities, and if the transition period extends beyond May 31, 2019, Servier will provide additional reimbursement to us not to exceed €50,000 per month or €200,000 in the aggregate. For the three months ended March 31, 2019, we recognized $0.4 million of license and contract revenue related to the transition period activities.

If the EMA’s definitive position results in a standard marketing authorization for PIXUVRI, we will transfer and assign all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an asset purchase agreement. Alternatively, if the EMA’s definitive position results in a conditional marketing authorization or suspension or withdrawal of the marketing authorization, then, at Servier’s election, we will either transfer and assign all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an asset purchase agreement or cooperate with Servier in the withdrawal of PIXUVRI from all jurisdictions other than the United States. In April 2019, Servier announced that the Committee for Medicinal Products for Human Use, or CHMP, of the EMA issued a positive opinion for PIXUVRI (pixantrone) to convert its conditional approval into a standard marketing authorization as a single agent for the treatment of adult patients with multiply relapsed or refractory aggressive non-Hodgkin B-cell lymphoma. The CHMP’s opinion will now be sent to the European Commission for the adoption of the decision.

The Termination Agreement provides that entering into any asset purchase agreement will require, among other things, Servier to pay us €2.0 million and assume responsibility for all of the obligations related to PIXUVRI, including the Company’s remaining royalty payments to Novartis International Pharmaceutical Ltd. and the University of Vermont.

7. Restructuring Activities

In December 2018, we announced a restructuring plan to improve efficiencies and reduce costs within the Company, which impacted a total of 21 positions. The restructuring activities have been substantially completed as of March 31, 2019, and we have incurred total restructuring expenses of approximately $1.5 million to date, of which $0.8 million was incurred during the three months ended March 31, 2019.

The following table summarizes the accrual balance and utilization for the three months ended March 31, 2019 (in thousands):

Employee Separation Costs
Restructuring accruals - December 31, 2018	$660
Restructuring expenses	794
Cash payments	(1,167)
Restructuring accruals - March 31, 2019	$287

8. Share-based Compensation Expense
The following table summarizes share-based compensation expense, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$29	$379
Selling, general and administrative	1,228	957
Total share-based compensation expense	$1,257	$1,336

We incurred share-based compensation expense due to the following types of awards (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted stock	$(16)	$169
Options	1,273	1,167
Total share-based compensation expense	$1,257	$1,336

9. Other Comprehensive Loss
Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized Loss on Available-For- Sale Securities	Foreign Currency Translation Adjustments	Unrealized Foreign Exchange Loss on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2018	$(14)	$(9,672)	$(957)	$(10,643)
Current period other comprehensive income (loss)	26	662	(679)	9
March 31, 2019	$12	$(9,010)	$(1,636)	$(10,634)

10. Contingencies

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

Following is a summary of the status of the legal proceedings surrounding each respective VAT year return at issue:

2003 VAT Assessment. In June 2013, the Regional Tax Court issued decision no. 119/50/13 in regards to the 2003 VAT Assessment, which accepted the October 2012 appeal of the ITA and reversed a previous decision of the Provincial Tax Court. In January 2014, we appealed such decision to the Italian Supreme Court both on procedural grounds and on the merits of the case. In March 2014, we paid a deposit in respect of the 2013 VAT matter of €0.4 million (or $0.6 million upon conversion from euros as of the date of payment), following the ITA's request for such payment, which is included in Other assets in our condensed consolidated balance sheets.

2005 VAT Assessment. In January 2018, the Italian Supreme Court issued decision No. 02250/2018 which (i) rejected the April 2013 appeal of the ITA, (ii) confirmed the October 2012 decision of the Regional Tax Court (127/31/2012), which fully accepted the merits of our earlier appeal and confirmed that no penalties could be imposed against us, and (iii) due to the novelty of the arguments at stake, compensated the legal expenses incurred by the parties. ITA may not use any ordinary means of appeal against the Italian Supreme Court decision, and we have applied for a refund based on the guidance from ITA.

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

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.2 million, or approximately $4.8 million converted using the currency exchange rate as of March 31, 2019, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. In January 2013, our then remaining deposit for the VAT Assessments was refunded to us.

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

These statements are based on assumptions about many important factors and information currently available to us to the extent that we have thus far had an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. Additionally, these statements are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ending December 31, 2018, particularly in “Factors Affecting Our Business, Financial Condition, Operating Results and Prospects,” that could cause actual results, levels of activity, performance or achievements to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

In January 2019, our independent data monitoring committee, or IDMC, for the dose-exploration clinical trial of pacritinb, which we refer to as the PAC203 trial, completed its planned third interim safety review and recommended that the study continue without modification. We expect to report the determination of the optimal dose of pacritinib in mid-2019 following a meeting with the FDA and top-line efficacy and safety data from the study are expected to be reported at a major medical meeting by the end of 2019. Before commencing the Phase 3 study, we plan to seek FDA advice on the proposed final protocol design and seek scientific advice from European countries to support alignment on the Phase 3 study design. To expedite the transition to Phase 3, we intend to amend the PAC203 protocol to include a Phase 3 component, with enrollment anticipated to commence in the third quarter of 2019, following our determination of the optimal dose of pacritinib, which we expect to report in mid-2019.

In February 2019, we withdrew our revised Marketing Authorization Application, or MAA, in the European Union following interactions with the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, during which we learned that CHMP was likely to formally adopt a negative opinion in its evaluation of the application. CHMP indicated that the risk-benefit profile for pacritinib for the intended indication has not been sufficiently established with the clinical data available to date.

In April 2019, Les Laboratoires Servier and Institut de Recherches Internationales Servier, or together, Servier, announced that CHMP issued a positive opinion for PIXUVRI (pixantrone) to convert its conditional approval into a standard marketing authorization as a single agent for the treatment of adult patients with multiply relapsed or refractory aggressive non-Hodgkin B-cell lymphoma. The CHMP’s opinion will now be sent to the European Commission for the adoption of the decision. Pursuant to the Termination and Transfer Agreement between us and Servier, which we refer to as the Termination Agreement, we will transfer and assign all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an asset purchase agreement. For more information on the Termination Agreement, see our Current Report on Form 8-K filed with the SEC on February 27, 2019.

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance pacritinib, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. Our net losses were $10.8 million and $4.1 million for the three-month periods ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $2.2 billion.

Our ability to generate product revenue will depend on the successful development and eventual commercialization of pacritinib. Until such time as we can generate significant revenue from sales of pacritinib, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of pacritinib.

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $62.3 million. We believe that those cash, cash equivalents and short-term investments will be sufficient to fund our projected operations through the second quarter of 2020.

Factors Affecting Performance

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

Our license and contract revenues include the earned amount of upfront payments and milestone payments under our product collaborations. In connection with the April 2017 execution of the Restated Agreement with Servier, we allocated and recorded $11.5 million and $1.3 million of the upfront payment received to license revenue and deferred revenue, respectively. The remaining deferred revenue balance as of the date of the Restated Agreement relating to the upfront payment under the Original Agreement was $0.6 million, which, along with the $1.3 million of deferred revenue allocated from the Restated Agreement as mentioned above was recognized as revenue using an input measure. Following our July 2018 announcement that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab, the deferred revenue balance was fully recognized as revenue as of December 31, 2018. In February 2019, we and Servier mutually agreed to terminate our collaborative agreement. For additional information on our agreements with Servier, see Part I, Item 1, “Business - License Agreements - Servier” of our Annual Report on Form 10-K for the year ended December 31, 2018. Other than amounts we are entitled to or may become entitled to pursuant to our termination agreement with Servier, we do not anticipate additional revenues or payments from Servier relating to PIXUVRI.

Financial Summary

Our revenues are generated from license and development services agreements. We had PIXUVRI sales prior to April 2017 when we entered into the Restated Agreement with Servier. Our license and contract revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $0.6 million and $10.8 million for the three months ended March 31, 2019 and 2018, respectively. Loss from operations was $10.5 million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of March 31, 2019, cash, cash equivalents and short-term investments were $62.3 million.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 and 2018

License and Contract Revenues

License and contract revenues are summarized as follows (in thousands):

		Three Months Ended March 31,
		2019	2018
Servier	Development services revenue	$99	$278
	Royalty revenue	162	199
	Other revenue	379	369
	Total Servier revenue	640	846

Teva	Milestone revenue	—	10,000
	Total Teva revenue	—	10,000

Total		$640	$10,846

Servier

License and contract revenue for the three months ended March 31, 2019 includes $0.1 million of development services revenue relating to the reimbursement of certain regulatory agency costs. Other revenue of $0.4 million for the three months ended March 31, 2019 was related to transition period activities pursuant to the terms of the Termination and Transfer Agreement with Servier. See Part I, Item 1, Note 6. Termination of Servier Agreement of this Quarterly Report on Form 10-Q for further details.

License and contract revenue for the three months ended March 31, 2018 includes $0.2 million of development services revenue recognized from the upfront payments we received in connection with the Restated Agreement and the Original Agreement with Servier. In addition, we recorded revenue of $0.1 million during the three months ended March 31, 2018 for the reimbursement of pharmacovigilance expenses under the Restated Agreement. Other revenue of $0.4 million for the three months ended March 31, 2018 was related to the sale of PIXUVRI drug product to Servier, which had previously been written off.

Teva

During the three months ended March 31, 2018, we recognized $10.0 million in milestone revenue from Teva related to the achievement of a milestone for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. There were no such revenues for the comparable period in 2019.

Operating costs and expenses

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Compounds:
Pacritinib	$3,164	$5,200
PIXUVRI	575	1,346
Tosedostat	—	35
Operating expenses	1,429	3,096
Research and preclinical development	4	8
Total research and development expenses	$5,172	$9,685

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of March 31, 2019 were $134.4 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy), $149.5 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO) and $14.0 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma).

Research and development expenses were $5.2 million for the three months ended March 31, 2019 compared to $9.7 million for the same period in 2018. The decrease between the three-month periods ended March 31, 2019 and 2018 was primarily attributable to a $2.0 million decrease in pacritinib development costs related to the Phase 2 dosing clinical study, a$0.8 million decrease in PIX306 clinical study close-out costs and a $1.7 million decrease in personnel costs primarily due to the reduction of our workforce as discussed below.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.2 million for the three months ended March 31, 2019 compared to $5.5 million for the same period in 2018. The decrease between the three-month periods ended March 31, 2019 and 2018 was primarily attributable to a decrease in personnel costs in connection with the reduction of our workforce as discussed below.

Restructuring expenses. In December 2018, we announced a plan to reduce our workforce in order to improve efficiencies, reduce costs within the organization and preserve capital for pacritinib development. For the three months ended March 31, 2019, we recorded $0.8 million of restructuring expenses related to employee separation costs. There were no such restructuring expenses for the same period in 2018. As of March 31, 2019, we have incurred a total of $1.5 million in restructuring expenses. See Part I, Item 1, Note 7. Restructuring Activities of this Quarterly Report on Form 10-Q for further details.

Non-operating income and expenses

Interest income. Interest income was $0.4 million for the three months ended March 31, 2019 primarily related to our short-term investments and cash equivalent securities. There was no such interest income for the same period in 2018.

Interest expense. Interest expense was $0.3 million for each of the three-month periods ended March 31, 2019 and 2018 and was primarily related to our secured term loan.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, related to our secured term loans.

Foreign exchange (loss) gain. Foreign exchange loss for the three months ended March 31, 2019 and foreign exchange gain for the same period in 2018 were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European subsidiary as well as assets and liabilities denominated in foreign currencies.

Deemed dividends on preferred stock. Deemed dividends on preferred stock of $0.1 million for the three months ended March 31, 2018 were related to the issuance of Series O Preferred Stock in February 2018. There were no deemed dividends on preferred stock for the three months ended March 31, 2019. See Part II, Item 8, "Notes to Consolidated Financial Statements, Note 8. Equity Transactions" of our Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding our Series O Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from sales and issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of March 31, 2019, we had $62.3 million in cash, cash equivalents and short-term investments.

Common Stock Offering. In February 2018, we offered and sold 23.0 million shares of common stock at a $3.00 per share price. The net proceeds from the offering, after deducting underwriting commissions and discounts and other offering costs were approximately $64.2 million.

Loan Agreement. In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, which agreement was amended in May 2018, the proceeds of which were partially used to repay in full all outstanding indebtedness under our Loan and Security Agreement, dated March 26, 2013, as amended, with Hercules Technology Growth Capital, Inc., or Hercules (and certain of its affiliates). As of March 31, 2019, we had an outstanding principal balance under our secured term loan agreement of $14.2 million. We are required to pay interest plus principal payments in the approximate amount of $0.5 million per month until November 1, 2021, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities increased to $3.5 million during the three months ended March 31, 2019 compared to $2.4 million for the same period in 2018. During the three months ended March 31, 2019, we received €3.0 million (or $3.3 million using the currency exchange rate as of the date of cash receipt) relating to the attainment of a regulatory milestone in November 2018 under the Restated Agreement with Servier and also collected $10.0 million from Teva relating to the December 2018 achievement of a worldwide net sales milestone of TRISENOX. During the three months ended March 31, 2018, we collected $10.0 million from Teva for the achievement of the milestone related to FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. After taking these cash receipts into account, the overall increase in net cash used in operating activities was primarily due to the timing of cash payments between the two periods.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $9.0 million during the three months ended March 31, 2019, and net cash used in investing activities was $33,000 during the three months ended March 31, 2018. The increase was primarily due to maturities of short-term investments in 2019.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $1.4 million during the three months ended March 31, 2019, and net cash provided by financing activities was $64.6 million during the three months ended March 31, 2018. The change was primarily due to the net proceeds from our February 2018 offering of common stock as well as repayment of debt in 2019.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. We currently have no commitments for additional financing to fund the development and commercial launch of pacritinib, and we will need to seek additional funding. The development and commercialization of a major product candidate like pacritinib without a collaborative partner will require a substantial amount of our time and financial resources, and as a result, we could experience a decrease in our liquidity and a new demand on our capital resources. For additional information relating to the Pacritinib License Agreement, see Part I, Item 1, “Business - License Agreements - Baxalta” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Capital Resources

We have prepared our condensed consolidated financial statements assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that our present financial resources will be sufficient to fund our operations through the second quarter of 2020. However, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib have increased. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of March 31, 2019, our available cash, cash equivalents and short-term investments totaled $62.3 million. We had an outstanding principal balance under our secured term loan agreement of $14.2 million.

Financial resource forecasts are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, developments in and expenses associated with our clinical trials and the other factors identified under “Capital Requirements” below may consume capital resources earlier than planned. Additionally, following our and Servier’s mutual termination of our collaborative agreement, other than amounts we are entitled to or may become entitled to pursuant to our termination agreement, we do not anticipate additional revenues or payments from Servier relating to PIXUVRI. Although we received a $10.0 million milestone payment from Teva Pharmaceutical Industries Ltd. in February 2019 relating to the achievement of a worldwide net sales milestone of TRISENOX, achievement of the remaining milestones is uncertain at this time. Due to these and other factors, the foregoing forecast for the period for which we will have sufficient resources to fund our operations may be inaccurate.

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

LICENSE AGREEMENTS AND MILESTONE ACTIVITIES

For information regarding our license agreements and milestone activities, please see Part I, Item 1, “Business - License Agreements” of our Annual Report on Form 10-K for the year ended December 31, 2018.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure in the preparation of our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting estimates, please see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates discussed therein other than the accounting policy for leases as discussed in Part I, Item 1, Note 1. Description of Business and Summary of Significant Accounting Policies of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 10. Contingencies of this report and Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding material pending legal proceedings.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of March 31, 2019, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the U.S. and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically:

•If we are successful in bringing pacritinib to market, pacritinib will face competition from the currently approved JAK1/JAK2 inhibitor, Jakafi® / Jakavi® and may face competition from fedratinib, for which Celgene has submitted an NDA in myelofibrosis. Celgene announced in March 2019 that the FDA accepted their NDA and granted a Priority Review. Celgene announced their pending acquisition by Bristol-Myers Squibb in January 2019. Pacritinib may also face competition from momelotinib, which Sierra Oncology acquired from Gilead and has announced will likely require an additional clinical study to consolidate data across the momelotinib development program.

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

We have substantial operating expenses associated with the development of our compounds, and we have significant contractual payment obligations. Our available cash, cash equivalents and short-term investments were $62.3 million as of March 31, 2019. In February 2018, we received approximately $64.2 million in net proceeds from an offering of common stock. In addition, we received a $10.0 million milestone payment from Teva Pharmaceutical Industries Ltd. in February 2019 relating to the achievement of a worldwide net sales milestone of TRISENOX in December 2018. While we believe that our present financial resources will be sufficient to fund our operations through the second quarter of 2020, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including the resumption of primary responsibilities for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement in October 2016, acquisitions of compounds or other assets, regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

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

For these and other reasons, additional funding may not be available on favorable terms or at all. If we raise additional funds by issuing equity or-equity linked securities, our stockholders may experience dilution. If we fail to obtain additional capital when needed, we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Any of these consequences could harm our business, financial condition, operating results and prospects.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an Input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was $4.5 million as of March 31, 2019 and December 31, 2018, respectively.

On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.7 million and €0.9 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. The 2005 VAT assessment was decided in favor of the Company by the Italian Supreme Court, with no further potential liabilities for the Company. Further information pertaining to these cases can be found in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 10. Contingencies" and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €4.2 million, or approximately $4.8 million converted using the currency exchange rate as of March 31, 2019, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

Our headquarters are located in Seattle, Washington. We are vulnerable to natural disasters such as earthquakes that could disrupt our operations. If a natural disaster, power outage, fire or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We may not carry sufficient business interruption insurance to compensate us for all losses that may occur. The disaster recovery and business continuity plans we have in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of a natural disaster or earthquake, which could have a material adverse effect on our business. In addition, we may lose samples or other valuable data. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed, promoted and advertised. Approved or authorized products are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports. In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs for post-approval studies. Further, distribution of products must be conducted in accordance with good distribution practices, or GDPs. The distribution process and facilities of our third-party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products. Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval. In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as the PIX306 trial of PIXUVRI required by the EMA. In July 2018, we and Servier announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab, and in February 2019, we and Servier mutually agreed to terminate our collaborative agreement, which limits our ability to receive future payments and royalties related to PIXUVRI. For more information on the termination of our agreement with Servier, see Part I, Item 1, “Business - License Agreements - Servier” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended April 25, 2019, our stock price ranged from a low of $0.60 to a high of $5.36. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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

At our 2019 annual meeting of stockholders, we are seeking approval of an amendment to our certificate of incorporation to increase the total number of authorized shares and the total number of authorized shares of common stock by 30 million and we may seek approval to increase the number of authorized shares again in the future. Without such increases in the number of authorized shares, we may be constrained in our ability to raise capital when needed, and may lose important business opportunities, including to competitors, which could adversely affect our financial performance, growth and ability to continue our operations. As opportunities or circumstances that require prompt action frequently arise, we believe that the delay necessitated for stockholder approval of a specific issuance could result in a material and adverse impact on our business.

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

As of March 31, 2019, options to purchase 9,175,404 shares of our common stock with a weighted-average exercise price of $3.05 per share were outstanding. The exercise of any of these options would result in dilution to current stockholders. Further, because we will need to raise additional capital to fund our operations and clinical development programs, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common stock under our share-based compensation plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

10.1	Termination and Transfer Agreement, dated as of February 25, 2019, by and among on the one hand, the Registrant and CTI Life Sciences Limited, and, on the other hand, Les Laboratoires Servier and Institut de Recherches Internationales Servier.	8-K	000-28386	10.1	February 27, 2019

10.2*	Director Compensation Policy.				Filed herewith.

10.3*	CTI BioPharma Corp. Executive Incentive Compensation Plan.	10-K	000-28386	10.45	March 13, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.

101. INS	XBRL Instance				Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema				Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation				Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition				Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels				Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation				Filed herewith.
* Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: May 2, 2019	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: May 2, 2019	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer