Form 10-Q
period 2019-06-30
CTI BIOPHARMA CORP
filed 2019-08-01
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 25, 2019
Common Stock, par value $0.001 per share	57,978,725

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$35,364	$36,439
Short-term investments	18,297	30,599
Receivables from license and development services arrangements	356	13,679
Prepaid expenses and other current assets	2,617	1,775
Total current assets	56,634	82,492
Property and equipment, net	1,516	1,793
Other assets	8,093	5,547
Total assets	$66,243	$89,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,095	$4,498
Accrued expenses	10,251	12,852
Current portion of long-term debt	4,812	4,812
Other current liabilities	1,823	893
Total current liabilities	17,981	23,055
Long-term debt, less current portion	6,861	9,267
Other liabilities	6,416	4,571
Total liabilities	31,258	36,893
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333 as of June 30, 2019 and December 31, 2018
Series O Preferred Stock, 12,575 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively (Aggregate liquidation preference of $25,150 as of June 30, 2019 and December 31, 2018, respectively)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 131,500,000 and 101,500,000 as of June 30, 2019 and December 31, 2018, respectively
Issued and outstanding shares - 57,978,725 and 57,986,075 as of June 30, 2019 and December 31, 2018, respectively	58	58
Additional paid-in capital	2,296,637	2,294,025
Accumulated other comprehensive loss	(10,622)	(10,643)
Accumulated deficit	(2,245,328)	(2,224,746)
Total CTI stockholders' equity	40,745	58,694
Noncontrolling interest	(5,760)	(5,755)
Total stockholders' equity	34,985	52,939
Total liabilities and stockholders' equity	$66,243	$89,832
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

License and contract revenues	$416	$613	$1,056	$11,459
Operating costs and expenses:
Research and development	6,356	9,124	11,528	18,809
Selling, general and administrative	5,053	5,490	10,259	10,987
Restructuring expenses	—	—	794	—
Total operating costs and expenses	11,409	14,614	22,581	29,796
Loss from operations	(10,993)	(14,001)	(21,525)	(18,337)
Non-operating income (expense):
Interest income	347	364	727	364
Interest expense	(269)	(297)	(563)	(585)
Amortization of debt discount and issuance costs	(130)	(130)	(260)	(264)
Foreign exchange gain (loss)	69	(1,575)	(169)	(852)
Other non-operating income	—	4,295	—	4,295
Total non-operating income (expense), net	17	2,657	(265)	2,958
Net loss before noncontrolling interest	(10,976)	(11,344)	(21,790)	(15,379)
Noncontrolling interest	5	8	5	22
Net loss	(10,971)	(11,336)	(21,785)	(15,357)
Deemed dividends on preferred stock	—	—	—	(80)
Net loss attributable to common stockholders	$(10,971)	$(11,336)	$(21,785)	$(15,437)
Basic and diluted net loss per common share	$(0.19)	$(0.20)	$(0.38)	$(0.29)
Shares used in calculation of basic and diluted net loss per common share	57,973	57,941	57,973	54,148

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss before noncontrolling interest	$(10,976)	$(11,344)	$(21,790)	$(15,379)
Other comprehensive income (loss):
Foreign currency translation adjustments	(424)	(2,682)	238	(3,492)
Unrealized foreign exchange gain (loss) on intercompany balance	428	(400)	(251)	(122)
Net unrealized gain (loss) on available-for-sale securities	8	(12)	34	(12)
Other comprehensive income (loss)	12	(3,094)	21	(3,626)
Comprehensive loss	(10,964)	(14,438)	(21,769)	(19,005)
Comprehensive loss attributable to noncontrolling interest	5	8	5	22
Comprehensive loss attributable to CTI	$(10,959)	$(14,430)	$(21,764)	$(18,983)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance at January 1, 2019	13	$—	57,986	$58	$2,294,025	$(10,643)	$(2,224,746)	$(5,755)	$52,939
Cumulative effect adjustments	—	—	—	—	(7)	—	1,203	—	1,196
Equity-based compensation	—	—	(7)	—	1,257	—	—	—	1,257
Net loss	—	—	—	—	—	—	(10,814)	—	(10,814)
Other comprehensive income	—	—	—	—	—	9	—	—	9
Balance at March 31, 2019	13	$—	57,979	$58	$2,295,275	$(10,634)	$(2,234,357)	$(5,755)	$44,587
Equity-based compensation	—	—	—	—	1,361	—	—	—	1,361
Other	—	—	—	—	1	—	—	—	1
Noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	(10,971)	—	(10,971)
Other comprehensive income	—	—	—	—	—	12	—	—	12
Balance at June 30, 2019	13	$—	57,979	$58	$2,296,637	$(10,622)	$(2,245,328)	$(5,760)	$34,985

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance at January 1, 2018	1	$—	42,969	$43	$2,223,388	$(6,272)	$(2,195,346)	$(5,723)	$16,090
Issuance of common stock, net of issuance costs	—	—	23,012	23	64,166	—	—	—	64,189
Exchange of common stock for preferred stock	12	—	(8,000)	(8)	8	—	—	—	—
Value of beneficial conversion features related to preferred stock	—	—	—	—	80	—	(80)	—	—
Equity-based compensation	—	—	—	—	1,336	—	—	—	1,336
Other	—	—	—	—	(1)	—	—	—	(1)
Noncontrolling interest	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	—	(4,021)	—	(4,021)
Other comprehensive loss	—	—	—	—	—	(532)	—	—	(532)
Balance at March 31, 2018	13	$—	57,981	$58	$2,288,977	$(6,804)	$(2,199,447)	$(5,737)	$77,047
Issuance costs related to common stock issuance	—	—	—	—	(19)	—	—	—	(19)
Equity-based compensation	—	—	—	—	1,040	—	—	—	1,040
Other	—	—	4	—	19	—	—	—	19
Noncontrolling interest	—	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	(11,336)	—	(11,336)
Other comprehensive loss	—	—	—	—	—	(3,094)	—	—	(3,094)
Balance at June 30, 2018	13	$—	57,985	$58	$2,290,017	$(9,898)	$(2,210,783)	$(5,746)	$63,648

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss before noncontrolling interest	$(21,790)	$(15,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,618	2,376
Depreciation and amortization	276	302
Write-off of deferred financing costs	213	—
Reserve for excess, obsolete or unsalable inventory	—	535
Gain on dissolution of a foreign entity	—	(4,288)
Noncash interest expense	260	264
Noncash rent benefit	(316)	(977)
Other	(102)	306
Changes in operating assets and liabilities:
Receivables from license and development services arrangements	13,322	568
Prepaid expenses and other current assets	429	295
Other assets	1,157	(78)
Accounts payable	(3,402)	1,141
Accrued expenses	(2,599)	435
Deferred revenue	—	(600)
Other liabilities	(807)	(5)
Net cash used in operating activities	(10,741)	(15,105)
Investing activities
Purchases of property and equipment	—	(33)
Purchases of short-term investments	(3,510)	(27,443)
Proceeds from maturities of short-term investments	15,900	—
Net cash provided by (used in) investing activities	12,390	(27,476)
Financing activities
Proceeds from common stock offering, net of issuance costs	—	64,170
Repayment of debt	(2,667)	—
Payment of tax withholding obligations related to stock compensation	—	(19)
Proceeds from stock option exercises	—	32
Proceeds from sales of common stock under employee stock purchase plan	1	6
Cash paid for issuance costs	(45)	(95)
Net cash (used in) provided by financing activities	(2,711)	64,094

Effect of exchange rate changes on cash and cash equivalents	(13)	643
Net (decrease) increase in cash and cash equivalents	(1,075)	22,156
Cash and cash equivalents at beginning of period	36,439	43,218
Cash and cash equivalents at end of period	$35,364	$65,374

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$582	$580

Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$4,208	$—
Exchange of common stock and preferred stock for preferred stock	$—	$24,080

See accompanying notes.

CTI BIOPHARMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., together with its wholly-owned subsidiary, also referred to collectively in this Quarterly Report on Form 10-Q as “we,” “us,” “our,” the “Company” and “CTI,” is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are focused on evaluating pacritinib, our sole product candidate currently in active development, for the treatment of adult patients with myelofibrosis.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2019 and 2018 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiary, CTI Life Sciences Limited, or CTILS. As of June 30, 2019, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.

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

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to pacritinib and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of a Development,

Commercialization and License Agreement, or the Pacritinib License Agreement, with Baxalta and are no longer eligible to receive cost sharing or milestone payments for pacritinib's development. We have incurred a net operating loss every year since our formation. As of June 30, 2019, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur net losses for the foreseeable future.

Our available cash, cash equivalents and short-term investments were $53.7 million as of June 30, 2019. We completed the evaluation about our ability to continue as a going concern as required by Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Based on this analysis, we expect that our present financial resources will be sufficient to meet our obligations as they come due and to fund our operations at least for one year after the date that this Quarterly Report on Form 10-Q is filed with the SEC.

We will need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding obtained through the sale of such shares or otherwise may not be sufficient, available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying condensed consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Cash, Cash Equivalents and Short-term Investments

As of June 30, 2019 and December 31, 2018, our cash, cash equivalents and short-term investments consisted of cash, money market funds, U.S. government and agency securities and corporate debt securities. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

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

We measure the fair value of money market funds based on the closing price reported by a fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of June 30, 2019 and December 31, 2018. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2019				December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$817	$—	$—	$817	$919
Level 1 securities:
Money market funds	30,049	—	—	30,049	20,525
Level 2 securities:
U.S. government and agency securities	9,255	8	—	9,263	15,213
Corporate debt securities	13,521	11	—	13,532	30,381
Total cash, cash equivalents and short-term investments	$53,642	$19	$—	$53,661	$67,038

Receivables from License and Development Services Arrangements

Our receivables relate to amounts payable or reimbursable to us under the terms of license and development services arrangements with our partners. The receivable balance as of June 30, 2019 primarily related to royalties from our partners Les Laboratoires Servier and Institut de Recherches Internationales Servier, or together Servier. The receivable balance as of December 31, 2018 primarily related to a milestone receivable from Servier for the attainment of a regulatory milestone in November 2018 as well as a milestone receivable from Teva for the attainment of a worldwide net sales milestone of TRISENOX in December 2018. Receivables are reviewed for collectability whenever circumstances indicate that the carrying amount of the receivable may not be recoverable. We had no allowance for doubtful accounts from license and development services arrangements as of June 30, 2019 or December 31, 2018.

Italian Value Added Tax Receivable

We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was approximately $4.5 million as of June 30, 2019 and December 31, 2018. Substantially all of our VAT receivable is included in Other assets. As disclosed in Note 10. Contingencies, the ITA assessed us for additional VAT payments for services we provided in Italy, which we do not believe we owe. We have not recorded an amount in the financial statements for this contingent liability as we do not believe the potential payment of up to €4.2 million (or approximately $4.8 million converted using the currency exchange rate as of June 30, 2019), to the ITA is probable at this time.

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

The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange gain of $0.4 million and an unrealized foreign exchange loss of $0.3 million for the three and six months ended June 30, 2019, respectively, and an unrealized foreign exchange loss of $0.4 million and $0.1 million for the same periods in 2018 were recorded in the cumulative foreign currency translation adjustment account. As of June 30, 2019 and December 31, 2018, the intercompany balance due from CTILS was €28.9 million (or $32.8 million upon conversion from euros as of June 30, 2019) and €28.7 million (or $32.8 million upon conversion from euros as of December 31, 2018), respectively.

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

Common shares underlying stock awards, warrants and convertible preferred stock aggregating 18.9 million shares and 17.9 million shares for the three and six months ended June 30, 2019, respectively, and 15.8 million shares and 13.4 million shares for the same periods in 2018, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

We have performed an evaluation of our contracts with customers and suppliers in accordance with ASC 842 and have determined that the agreements for our office space, parking and office equipment contained a lease. All identified leases are classified as operating leases. We had no finance or capital leases as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018. We also elected a package of practical expedients permitted under the transition guidance within the new standard.

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

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Right-of-use assets, non-current	$2,578	$—
Italian VAT receivables	4,446	4,480
Italian VAT deposit	489	493
Rent deposit	194	194
Other	386	380
Other assets	$8,093	$5,547

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

3. Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Lease liabilities, non-current	$4,002	$—
Deferred rent, non-current	—	2,157
Other long-term obligations	2,414	2,414
Total other liabilities	$6,416	$4,571

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

Other long-term obligations as of June 30, 2019 and December 31, 2018 included a fee in the amount of $1.4 million payable to Silicon Valley Bank. See Part II, Item 8, "Notes to Consolidated Financial Statements, Note 7. Long-term debt" of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

4. Leases

In January 2012, we entered into an agreement with Selig Holdings Company LLC, or Selig, to lease approximately 66,000 square feet of office space in Seattle, Washington for a term of 10 years, commencing May 2012. We have two five-year options to extend the term of the lease at a market rate determined according to the lease. We also had an option to early terminate the lease after the fifth anniversary from the commencement date. We were provided with a total of $3.9 million for certain tenant improvements and other lease incentives. The options to extend or terminate the lease were not considered in the determination of the right-of-use asset and the lease liability as we did not consider it reasonably certain that we would exercise such options. We also lease parking space and certain of our office equipment. We have elected not to separate a non-lease component from a lease component for these leases.
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

The components of lease expense, which were included in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease expense, net	$426	$344	$853	$701
Variable lease expense	37	59	87	95
Sublease income	(312)	(312)	(624)	(624)
Total lease expense, net	$151	$91	$316	$172

The balance sheet classification of operating lease right-of-use assets and operating lease liabilities were as follows (in thousands):

June 30, 2019
Right-of-use assets, current (included in Prepaid expenses and other current assets)	$1,138
Right-of-use assets, non-current (included in Other assets)	2,578
Total right-of-use assets	$3,716

Lease liabilities, current (included in Other current liabilities)	$1,823
Lease liabilities, non-current (included in Other liabilities)	4,002
Total lease liabilities	$5,825

As June 30, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2019	$1,207
2020	2,443
2021	2,437
2022	820
Total lease payments	6,907
Less imputed interest	(1,082)
Total lease liabilities	$5,825

The schedule above does not contemplate any sublease income from subleasing of our office space. As of June 30, 2019, the total remaining scheduled sublease payments were $4.0 million.

Supplemental information relating to our operating leases is as follows (in thousands):

June 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$1,185
Right-of-use assets obtained in exchange for operating lease liabilities	$4,208

Weighted-average remaining lease term of operating leases (years)	2.80
Weighted-average discount rate of operating leases	12.4%

5. Termination of Equity Offering Program

In November 2018, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen acted as sales agent. The Sales Agreement could be terminated by us upon five days’ notice to Cowen for any reason or by Cowen upon five days’ notice to us for any reason or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. We had no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitation and offers under the Sales Agreement. In March 2019, we provided notice to Cowen, and the Sales Agreement was terminated. In connection with the termination of the Sales Agreement, deferred financing costs of $0.2 million were written off and recorded in Selling, general and administrative expenses for the six months ended June 30, 2019. No shares of common stock were sold under the Sales Agreement during the six months ended June 30, 2019.

6. Termination of Servier Agreement

In February 2019, we entered into a Termination and Transfer Agreement, or the Termination Agreement, among, on the one hand, the Company and its subsidiary, CTILS, and, on the other hand, Servier. The Termination Agreement terminates the Amended and Restated Exclusive License and Collaboration Agreement, dated as of April 21, 2017 by and among the Company, CTILS and Servier.

Under the Termination Agreement, we will continue to be responsible for non-U.S. pharmacovigilance for PIXUVRI (pixantrone), the submission of a marketing authorization application for PIXUVRI and wind down of the PIX306 clinical trial during a transition period.

Servier agreed to reimburse us €620,000 (of which, €65,000 was reimbursed and recognized as license and contract revenue in 2018) for costs to be incurred in connection with transition period activities on or before May 31, 2019 and to provide additional reimbursement to us for transition period activities occurring after May 31, 2019, not to exceed €50,000 per month or €200,000 in the aggregate. For the three and six months ended June 30, 2019, we recognized $0.2 million and $0.6 million, respectively, of license and contract revenue related to the transition period activities, which does not include the aforementioned additional reimbursement.

In April 2019, Servier announced that the EMA's Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion for PIXUVRI to convert its conditional approval into a standard marketing authorization as a single agent for the treatment of adult patients with multiply relapsed or refractory aggressive non-Hodgkin B-cell lymphoma, and in June 2019, the European Commission adopted the decision to grant non-conditional marketing authorization for PIXUVRI. Pursuant to the Termination and Transfer Agreement between us and Servier, which we refer to as the Termination Agreement, we will transfer and assign all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an asset purchase agreement.

The Termination Agreement provides that entering into the asset purchase agreement will require, among other things, Servier to pay us €2.0 million and assume responsibility for all of the obligations related to PIXUVRI, including the Company’s remaining royalty payments to Novartis International Pharmaceutical Ltd. and the University of Vermont.

7. Restructuring Activities

In December 2018, we announced a restructuring plan to improve efficiencies and reduce costs within the Company, which impacted a total of 21 positions. The restructuring activities were substantially completed as of March 31, 2019, and we have incurred total restructuring expenses of approximately $1.5 million to date, of which $0.8 million was incurred during the six months ended June 30, 2019.

The following table summarizes the accrual balance and utilization for the six months ended June 30, 2019 (in thousands):

Employee Separation Costs
Restructuring accruals - December 31, 2018	$660
Restructuring expenses	794
Cash payments	(1,268)
Restructuring accruals - June 30, 2019	$186

8. Share-based Compensation Expense
The following table summarizes share-based compensation expense, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$223	$164	$252	$543
Selling, general and administrative	1,138	876	2,366	1,833
Total share-based compensation expense	$1,361	$1,040	$2,618	$2,376

We incurred share-based compensation expense (reversals) due to the following types of awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock	$1	$(60)	$(15)	$109
Options	1,360	1,100	2,633	2,267
Total share-based compensation expense	$1,361	$1,040	$2,618	$2,376

9. Other Comprehensive Loss
Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized (Loss) Gain on Available-For- Sale Securities	Foreign Currency Translation Adjustments	Unrealized Foreign Exchange Loss on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2018	$(14)	$(9,672)	$(957)	$(10,643)
Current period other comprehensive income (loss)	34	238	(251)	21
June 30, 2019	$20	$(9,434)	$(1,208)	$(10,622)

10. Contingencies

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.7 million and €0.9 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We have appealed all of the assessments and are defending ourselves against the assessments both on procedural grounds and on the merits of the cases, although we can make no assurances regarding the ultimate outcome of these cases. There have been no changes to the status of the legal proceedings surrounding each respective VAT year return at issue since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018. See Part II, Item 8, "Notes to Consolidated Financial Statements, Note 18. Commitments and Contingencies" of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.2 million, or approximately $4.8 million converted using the currency exchange rate as of June 30, 2019, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. We have not recorded this contingent liability in the financial statements as we do not believe the potential payment to the ITA is probable at this time.

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

•	our ability to obtain funding for our operations;

•	the timing of, and our ability to develop, commercialize, and obtain regulatory approval of pacritinib and other development programs we may pursue in the future;

•	the design of our clinical trials and anticipated enrollment, and the progress and potential of pacritinib and other development programs we may pursue in the future;

•	the timing of and results from clinical trials and pre-clinical development activities, including those related to pacritinib and any other product candidates we may develop in the future;

•	our ability to advance product candidates, including pacritinib and any other candidates we may develop in the future, into and successfully complete clinical trials;

•	our ability to achieve profitability, including our ability to effectively implement cost reduction strategies and realize anticipated cost savings from those efforts;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the rate and degree of market acceptance and clinical utility of pacritinib or any other product candidates we may develop in the future;

•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for any of our product candidates;

•	our ability to maintain and establish collaborations;

•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to negotiate, integrate, and implement collaborations, acquisitions and other strategic transactions;

•	our ability to engage and retain the employees required to advance our development activities and grow our business; and

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available.

These statements are based on assumptions about many important factors and information currently available to us to the extent that we have thus far had an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. Additionally, these statements are subject to known and unknown risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, particularly in “Factors Affecting Our Business, Financial Condition, Operating Results and Prospects,” that could cause actual results, levels of activity, performance or achievements to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are focused on evaluating pacritinib, our sole product candidate currently in active development, for the treatment of adult patients with myelofibrosis.

Our development candidate, pacritinib, is an investigational oral kinase inhibitor with specificity for JAK2, FLT3, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, and chronic lymphocytic leukemia, or CLL, due to its inhibition of c-fms, IRAK1, JAK2 and FLT3. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

In May 2019, our independent data monitoring committee, or IDMC, for the dose-exploration clinical trial of pacritinib, which we refer to as the PAC203 Phase 2 trial, completed its planned fourth and final interim safety review and recommended that the trial continue without modification. We intend to report final results from the Phase 2 trial to the IDMC by providing them with the final study report. In July 2019, we announced the outcome of a Type B, End-of-Phase 2a meeting with the FDA for the continued development of pacritinib and, following this meeting, we plan to compare the safety and efficacy of 200mg of pacritinib administered twice daily to physician’s choice in 180 patients with myelofibrosis and severe thrombocytopenia (platelet counts of less than 50,000 per microliter) who are treatment-naive or intolerant to ruxolitinib in a Phase 3 clinical trial, which we refer to as the PACIFICA Phase 3 trial. We expect to report safety and efficacy data from the PAC203 Phase 2 trial at a scientific conference before the end of 2019. We intend to initiate the PACIFICA Phase 3 trial in the third quarter of 2019 and anticipate topline data in mid-2021. We have submitted to the FDA a proposed amendment to allow a rapid transition to the PACIFICA Phase 3 trial. Additionally, in July 2019 we announced our decision to undertake an expanded access program, or EAP, for pacritinib for patients in the PAC203 Phase 2 trial. As a result, we extended the PAC203 Phase 2 trial to enable the patients to continue receiving pacritinib through the launch of the EAP. We expect the PACIFICA Phase 3 trial to be conducted at approximately 120 sites worldwide. Patients will be randomized in a ratio of 2:1 between pacritinib and physician’s choice. The primary endpoint of the trial is the percentage of patients who achieve at least 35% reduction in spleen volume at week 24.

In April 2019, Les Laboratoires Servier and Institut de Recherches Internationales Servier, or together, Servier, announced that CHMP issued a positive opinion for PIXUVRI (pixantrone) to convert its conditional approval into a standard marketing authorization as a single agent for the treatment of adult patients with multiply relapsed or refractory aggressive non-Hodgkin B-cell lymphoma, and in June 2019, the European Commission adopted the decision to grant non-conditional marketing authorization for PIXUVRI. Pursuant to the Termination and Transfer Agreement between us and Servier, which we refer to as the Termination Agreement, we will transfer and assign all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an asset purchase agreement. For more information on the Termination Agreement, see our Current Report on Form 8-K filed with the SEC on February 27, 2019.

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance pacritinib, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. Our net losses were $11.0 million and $11.3 million for the three-month periods ended June 30, 2019 and 2018, respectively, and $21.8 million and $15.4 million for the six-month periods ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $2.2 billion.

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

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $53.7 million. We believe that those cash, cash equivalents and short-term investments will be sufficient to fund our projected operations at least for one year after the date that this Quarterly Report on Form 10-Q is filed with the SEC.

Factors Affecting Performance

Research and Development Activities

We will need to commit significant time and resources to develop our current and any future product candidates. Our product candidate, pacritinib, is currently in clinical development. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib because, among other reasons, we cannot predict with any certainty the pace of patient enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition and the availability of the compounds for use in the applicable trials. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process.

Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. Even if a product candidate progresses successfully through initial human testing in clinical trials, it may fail in later stages of development, including as a result of a failure to adequately demonstrate safety or efficacy to the satisfaction of applicable regulatory authorities. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of any product candidate will be completed, if ever, or when we will be able to begin commercializing pacritinib to generate material net cash inflows. In order to generate revenue from any of these compounds, any product candidate needs to be developed to a stage that will enable us to commercialize, sell or license related marketing rights to third parties.

We may also enter into collaboration agreements for the development and commercialization of our product candidates. We cannot control the amount and timing of resources our collaborators devote to product candidates, which may also result in delays in the development or marketing of products. Because of these risks and uncertainties, we cannot accurately predict when or whether we will successfully complete the development of any of our product candidates or the ultimate product development costs.

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in our risk factors, which can be found in Part II, Item 1A, “Risk Factors” of this report.

Financial Summary

Our revenues are generated from license and development services agreements. We had PIXUVRI sales prior to April 2017 when we entered into the Restated Agreement with Servier. Our license and contract revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $0.4 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $11.5 million for the six months ended June 30, 2019 and 2018, respectively. Loss from operations was $11.0 million and $14.0 million for the three months ended June 30, 2019 and 2018, respectively, and $21.5 million and $18.3 million for the six months ended June 30, 2019 and 2018, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of June 30, 2019, cash, cash equivalents and short-term investments were $53.7 million.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2019 and 2018

License and Contract Revenues

License and contract revenues are summarized as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Servier	Development services revenue	$—	$493	$99	$771
	Royalty revenue	180	120	342	319
	Other revenue	236	—	615	369
	Total Servier revenue	416	613	1,056	1,459

Teva	Milestone revenue	—	—	—	10,000
	Total Teva revenue	—	—	—	10,000

Total		$416	$613	$1,056	$11,459

Servier

License and contract revenue for the six months ended June 30, 2019 included $0.1 million of development services revenue relating to the reimbursement of certain regulatory agency costs. There was no such revenue for the three months ended June 30, 2019. Other revenue of $0.2 million and $0.6 million for the three and six months ended June 30, 2019, respectively, was related to transition period activities pursuant to the terms of the Termination and Transfer Agreement with Servier. See Part I, Item 1, Note 6. Termination of Servier Agreement of this Quarterly Report on Form 10-Q for further details.

License and contract revenue for the three and six months ended June 30, 2018 included $0.4 million and $0.6 million, respectively, of development services revenue recognized from the upfront payments we received in connection with our license and collaboration agreement with Servier. In addition, we recorded development services revenue of $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively, for the reimbursement of pharmacovigilance expenses by Servier. Other revenue of $0.4 million for the six months ended June 30, 2018 was related to the sale of PIXUVRI drug product to Servier, which had previously been written off. There was no such revenue for the three months ended June 30, 2018.

Teva

During the six months ended June 30, 2018, we recognized $10.0 million in milestone revenue from Teva related to the achievement of a milestone for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. There were no such revenues for the comparable period in 2019 and during the three-month periods ended June 30, 2019 and 2018.

Operating costs and expenses

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Compounds:
Pacritinib	$4,254	$5,499	$7,418	$10,699
PIXUVRI	364	1,200	939	2,546
Tosedostat	23	62	23	97
Operating expenses	1,715	2,350	3,144	5,446
Research and preclinical development	—	13	4	21
Total research and development expenses	$6,356	$9,124	$11,528	$18,809

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us through June 30, 2019 were $153.7 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $134.8 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy) and $14.0 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma).

Research and development expenses decreased to $6.4 million and $11.5 million for the three and six months ended June 30, 2019, respectively, compared to $9.1 million and $18.8 million for the same periods in 2018. The decrease between the three-month periods ended June 30, 2019 and 2018 was primarily attributable to a $1.2 million decrease in pacritinib development costs related to the PAC203 Phase 2 dosing clinical trial, a $0.8 million decrease in PIX306 clinical trial close-out costs and a $0.7 million decrease in personnel costs primarily due to the reduction of our workforce in the fourth quarter of 2018. The decrease between the six-month periods ended June 30, 2019 and 2018 was primarily attributable to a $3.3 million decrease in pacritinib development costs related to the PAC203 Phase 2 dosing clinical trial, a $1.6 million decrease in PIX306 clinical trial close-out costs and a $2.4 million decrease in personnel costs primarily due to the reduction of our workforce in the fourth quarter of 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.1 million and $10.3 million for the three and six months ended June 30, 2019, respectively, compared to $5.5 million and $11.0 million for the same periods in 2018. The decrease between the three-month periods ended June 30, 2019 and 2018 was primarily attributable to a $0.5 million provision for excess, obsolete or unsalable inventory in 2018, a $0.2 million decrease in professional and consulting services, and a $0.3 million decrease in personnel costs due to the reduction of our workforce in the fourth quarter of 2018, offset by a $0.3 million increase in tax expenses and a $0.3 million increase in stock-based compensation in 2019. The decrease between the six-month periods ended June 30, 2019 and 2018 was primarily attributable to a $0.6 million decrease in personnel costs due to the reduction of our workforce in the fourth quarter of 2018 in addition to the net decrease of $0.1 million relating to variances other than personnel costs between the three-month periods ended June 30, 2019 and 2018 discussed above.

Restructuring expenses. In December 2018, we announced a plan to reduce our workforce in order to improve efficiencies, reduce costs within the organization and preserve capital for pacritinib development. For the six months ended June 30, 2019, we recorded $0.8 million of restructuring expenses related to employee separation costs. There were no such restructuring expenses for the same period in 2018 and for the three months ended June 30, 2019 and 2018. The restructuring activities were substantially completed as of March 31, 2019 and as such, we do not anticipate additional employee separation costs. See Part I, Item 1, Note 7. Restructuring Activities of this Quarterly Report on Form 10-Q for further details.

Non-operating income and expenses

Interest income. Interest income was $0.3 million and $0.7 million for the three and six months ended June 30, 2019, respectively, and $0.4 million for each of the three and six months ended June 30, 2018. Interest income was primarily related to our short-term investments and cash equivalent securities.

Interest expense. Interest expense was $0.3 million and $0.6 million for the three and six-month periods ended June 30, 2019, respectively, and $0.3 million and $0.6 million for the same periods in 2018. Interest expense was primarily related to our secured term loan. Interest expense remained unchanged between periods as a slight increase in the average interest rate was offset by a decrease in the average loan principal balance outstanding.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.3 million for the same periods in 2018 related to our secured term loan.

Foreign exchange gain (loss). Foreign exchange gain for the three months ended June 30, 2019 and foreign exchange loss for the six months ended June 30, 2019 as well as for the three and six months ended June 30, 2018 were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European subsidiary as well as assets and liabilities denominated in foreign currencies.

Other non-operating income. Other non-operating income for the three and six months ended June 30, 2018 includes a $4.3 million gain on the dissolution of our foreign branch, primarily relating to the release of cumulative translation adjustment.

Deemed dividends on preferred stock. Deemed dividends on preferred stock of $0.1 million for the six months ended June 30, 2018 were related to the issuance of Series O Preferred Stock in February 2018. There were no deemed dividends on preferred stock for the three and six months ended June 30, 2019 or for the three months ended June 30, 2018. See Part II, Item 8, "Notes to Consolidated Financial Statements, Note 8. Equity Transactions" of our Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding our Series O Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from sales and issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of June 30, 2019, we had $53.7 million in cash, cash equivalents and short-term investments.

Common Stock Offering. In February 2018, we offered and sold 23.0 million shares of common stock at a $3.00 per share price. The net proceeds from the offering, after deducting underwriting commissions and discounts and other offering costs were approximately $64.2 million.

Loan Agreement. In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, which agreement was amended in May 2018, the proceeds of which were partially used to repay in full all outstanding indebtedness under a prior loan and security agreement. As of June 30, 2019, we had an outstanding principal balance under our secured term loan agreement of $12.9 million. We are required to pay interest plus principal payments in the approximate amount of $0.5 million per month until November 1, 2021, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. Among other events, a failure to make a required loan payment, an uncured covenant breach or a material adverse change in our business, operations or condition (financial or otherwise) could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities decreased to $10.7 million during the six months ended June 30, 2019 compared to $15.1 million for the same period in 2018. During the six months ended June 30, 2019, we received €3.0 million (or $3.3 million using the currency exchange rate as of the date of cash receipt) relating to the attainment of a regulatory milestone in November 2018 under the Restated Agreement with Servier and also collected $10.0 million from Teva relating to the December 2018 achievement of a worldwide net sales milestone of TRISENOX. During the six months ended June 30, 2018, we collected $10.0 million from Teva for the achievement of the milestone related to FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. After taking these cash receipts into account, the remaining decrease in net cash used in operating activities was primarily due to a decrease in research and development activities as well as the timing of cash payments between the two periods.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $12.4 million during the six months ended June 30, 2019, and net cash used in investing activities was $27.5 million during the six months ended June 30, 2018. The increase was primarily attributable to the decrease in purchases of short-term investments as well as proceeds from maturities of short-term investments during the six-month period in 2019. There were no maturities of short-term investments during the same period in 2018.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $2.7 million during the six months ended June 30, 2019, and net cash provided by financing activities was $64.1 million during the six months ended June 30, 2018. The change was primarily due to the net proceeds from our February 2018 offering of common stock as well as repayment of debt in 2019.

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

Capital Resources

We have prepared our condensed consolidated financial statements assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that our present financial resources will be sufficient to fund our operations at least for one year after the date that this Quarterly Report on Form 10-Q is filed with the SEC. However, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib have increased. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of June 30, 2019, our available cash, cash equivalents and short-term investments totaled $53.7 million. We had an outstanding principal balance under our secured term loan agreement of $12.9 million.

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

Off-Balance Sheet Arrangements

We do not presently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of June 30, 2019, we had an accumulated deficit of $2.2 billion, and we expect to continue to incur additional net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

Our prospects are dependent on the successful development, regulatory approval and commercialization of pacritinib.

Obtaining regulatory approval requires substantial time, effort and financial resources, and without additional financing, we may lack sufficient resources to pursue the development of pacritinib. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we will need to seek additional funding, which may not be available or may not be available on favorable terms. We could also seek another collaborative partnership for the development and commercialization of pacritinib, which may not be available on reasonable terms or at all. If we partner pacritinib, we may have to relinquish valuable economic rights and would potentially forgo additional economic benefits that could be realized if we continued the development and commercialization activities alone. Even if pacritinib receives approval from the FDA, EMA or other regulatory authorities, we would need to incur significant expenses to support the commercialization and launch of pacritinib, which investment may never be realized if sales are insufficient. As our sole product candidate in active development, our prospects are substantially dependent upon the successful development, approval and commercialization of pacritinib. If we fail to obtain regulatory approval and successfully commercialize pacritinib, our business would be materially and adversely impacted as we have no other product candidates in active clinical development.

We face direct and intense competition from our competitors in the biotechnology and pharmaceutical industries, and we may not compete successfully against them.

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the U.S. and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically, if we are successful in bringing pacritinib to market, pacritinib will face competition from the currently approved JAK1/JAK2 inhibitor, Jakafi® / Jakavi® and may face competition from fedratinib, for which Celgene has submitted an NDA in myelofibrosis. Celgene announced in March 2019 that the FDA accepted their NDA and granted a Priority Review. Celgene announced their pending acquisition by Bristol-Myers Squibb in January 2019. Pacritinib may also face competition from momelotinib, which Sierra Oncology acquired from Gilead. In June 2019, Sierra Oncology announced that momelotinib was granted fast track designation by the FDA and has announced the design of a Phase 3 clinical trial planned for launch in the fourth quarter of 2019.

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

Even if pacritinib or other compounds we may develop are successful in clinical trials and receive regulatory approvals, we or our collaboration partners may not be able to successfully commercialize them.

The development and ongoing clinical trials for pacritinib and other compounds we may develop may not be successful and, even if they are, the resulting products may never be successfully developed into commercial products. Even if we are successful in our clinical trials and in obtaining other regulatory approvals, our products may not reach or remain in the market for a number of reasons including:

•they may be found ineffective or cause harmful side effects;

•they may be difficult to manufacture on a scale necessary for commercialization;

•they may experience excessive product loss due to contamination, equipment failure, inadequate transportation or storage, improper installation or operation of equipment, vendor or operator error, natural disasters or other catastrophic events, inconsistency in yields or variability in product characteristics;

•they may be uneconomical to produce;

•political and legislative changes may make the commercialization of pacritinib, or any other product candidates we may develop in the future, more difficult;

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

We have substantial operating expenses associated with the development of our compounds, and we have significant contractual payment obligations. Our available cash, cash equivalents and short-term investments were $53.7 million as of June 30, 2019. In February 2018, we received approximately $64.2 million in net proceeds from an offering of common stock. In addition, we received a $10.0 million milestone payment from Teva Pharmaceutical Industries Ltd. in February

2019 relating to the achievement of a worldwide net sales milestone of TRISENOX in December 2018. While we believe that our present financial resources will be sufficient to fund our operations at least for one year after the date that this Quarterly Report on Form 10-Q is filed with the SEC, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

We will need to acquire additional funds in order to develop our business. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, our ability to raise capital is subject to a number of risks, uncertainties, constraints and consequences, including, but not limited to, the following:

•our ability to raise capital through the issuance of additional shares of our common stock or convertible securities is restricted by the limited number of our authorized shares available for issuance, the potential difficulty of obtaining stockholder approval to increase authorized shares and the restrictive covenants under our secured term loan agreement;

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

•we may be required to meet additional regulatory requirements, and we may be subject to certain contractual limitations, which may increase our costs and harm our ability to obtain funding;

• for so long as our non-affiliate public float does not exceed $75 million, our ability to file or use shelf registration statements on Form S-3 to raise capital will be limited; and

•if we are not listed on the Nasdaq, our ability to raise capital will be adversely impacted.

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

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. In particular, we rely heavily on third parties for the manufacture and testing of our compounds. We do not have internal analytical laboratory or manufacturing facilities to allow the testing or production of our compounds in compliance with GLP and cGMP. As a result, we rely on third parties to supply us in a timely manner with manufactured products or product candidates. We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third-party manufacturers to conduct their operations in compliance with GLP and cGMP or similar standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of these regulatory authorities may take action against a contract manufacturer who violates GLP and cGMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

We may not be able to obtain sufficient quantities of our compounds if we are unable to secure manufacturers when needed, or if our designated manufacturers do not have the capacity or otherwise fail to manufacture compounds according to our schedule and specifications or fail to comply with cGMP regulations. In particular, in connection with the transition of the manufacturing of drug supply to successor vendors, we could face logistical, scaling or other challenges that may adversely affect supply. Furthermore, in order to ultimately obtain and maintain applicable regulatory approvals, any manufacturers we utilize are required to consistently produce the respective compounds in commercial quantities and of specified quality or execute fill-finish services on a repeated basis and document their ability to do so, which is referred to as process validation. In order to obtain and maintain regulatory approval of a compound, the applicable regulatory authority must consider the result of the applicable process validation to be satisfactory and must otherwise approve of the manufacturing process. Even if our compound manufacturing processes obtain regulatory approval and sufficient supply is available to complete clinical trials necessary for regulatory approval, there are no guarantees we will be able to supply the quantities necessary to effect a commercial launch of the applicable drug, or once launched, to satisfy ongoing demand. Any shortage could also impair our ability to deliver contractually required supply quantities to applicable collaborators, as well as to complete any additional planned clinical trials.

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

With regard to certain of the foregoing clinical trial operations and stages in the manufacturing and distribution chain of our compounds, we rely on single vendors. In addition, in the event pacritinib is approved, we will initially have only one commercial supplier for pacritinib. We may in the future seek to qualify an additional manufacturer of pacritinib, but the process for qualifying a manufacturer, and seeking prior regulatory approval for a new manufacturer, can be lengthy and expensive and may not occur on a timely basis or at all. The use of single vendors for core operational activities, such as clinical trial operations, manufacturing and distribution, and the resulting lack of diversification, expose us to the risk of a material interruption in service related to these single, outside vendors. As a result, our exposure to this concentration risk could harm our business.

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

In November 2017, we entered into a loan and security agreement with Silicon Valley Bank, which was amended in May 2018, the proceeds of which were partially used to repay in full all outstanding indebtedness under a prior loan and security agreement.

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

•repay subordinated indebtedness; or

•make certain investments.

In addition, we are required under our loan agreement and security agreement to comply with various affirmative covenants. The covenants and restrictions and obligations in our loan and security agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants, including a material adverse change in our business, operations or condition (financial or otherwise) could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was $4.5 million as of June 30, 2019 and December 31, 2018.

On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.7 million and €0.9 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. The 2005 VAT assessment was decided in favor of the Company by the Italian Supreme Court, with no further potential liabilities for the Company. Further information pertaining to these cases can be found in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 10. Contingencies" and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €4.2 million, or approximately $4.8 million converted using the currency exchange rate as of June 30, 2019, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. For more information, see Part I, Item 1, “Notes to Condensed Consolidated Financial Statements, Note 10. Contingencies” Additionally, we were previously required to supply documents in response to a subpoena from the SEC in connection with an investigation into potential federal securities law violations; however, in August 2018, the SEC staff sent a letter stating that it had concluded its investigation of us, and, based on information it had as of that date, it did not intend to recommend an enforcement action against us. Litigation and regulatory proceedings are subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages and penalties or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. If an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

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

•	tighter restrictions on privacy, data protection, and the collection and use of data, including genetic material, may apply in jurisdictions outside of North America; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, result in the loss or disclosure of personal data, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. We anticipate needing to make further investments in protecting against these matters going forward. There can be no assurance that these measures and efforts will prevent future interruptions, breakdowns, security breach or other incidents. If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could find it necessary or advisable to need to notify individuals, government agencies, or others, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other health care professionals, face private litigation, be subject to negative publicity and harm to our reputation, face regulatory investigations and have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues, be exposed to increased costs including remediation costs, disruption of operations, or increased cybersecurity protection costs, or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Further, any security breach, interruption, or other breakdown may take longer than anticipated to remediate or otherwise address. Our contract manufacturers and other service providers face similar risks with respect to interruptions, breakdowns, and other security incidents, and any incidents suffered by our service providers can result in similar impacts upon our business, results of operations, financial condition, prospects and cash flows.

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

In addition, any security incident could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, including state data protection regulations and the E.U. General Data Protection Regulation and other regulations, the breach of which could result in significant penalties.

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

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib clinical trials. A full clinical hold is a suspension of the clinical work requested under an IND application. Under the full clinical hold, all patients on pacritinib at the time of the hold order were required to discontinue pacritinib immediately, and no new patients could be enrolled or start pacritinib as initial or crossover treatment. In January 2017, the full clinical hold was removed following review of our complete response submission which included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and FDA agreement on a proposed study design for a dose-exploration clinical trial. In July 2017, we enrolled the first patient in the PAC203 Phase 2 trial, which is evaluating the safety and efficacy of three dosing schedules over 24 weeks in patients with myelofibrosis previously treated with ruxolitinib. In October 2018, we announced the continuation of the PAC203 Phase 2 trial without modification, following a planned second interim data review by the independent data monitoring committee, or IDMC. Following meetings with the FDA and EMA and in consultation with the IDMC, we eliminated the interim efficacy analysis and focused the second IDMC review, and all subsequent data reviews, on an assessment of safety. We completed a Type C meeting with the FDA in December 2018 and received input on key elements of the design of the PACIFICA Phase 3 trial in adult patients with myelofibrosis (primary myelofibrosis, post-polycythemia vera myelofibrosis, or post-essential thrombocythemia myelofibrosis) and who have severe thrombocytopenia (platelet counts of less than 50,000 per microliter). In July 2019, we announced the outcome of a Type B, End-of-Phase 2a meeting with the FDA for the continued development of pacritinib and, following this meeting, we plan to compare the safety and efficacy of 200mg of pacritinib administered twice daily to physician’s choice in 180 patients with myelofibrosis and severe thrombocytopenia who are treatment-naive or intolerant to ruxolitinib in the PACIFICA Phase 3 trial. Although the IDMC completed its fourth and final interim safety review in May 2019 and recommended that the PAC203 Phase 2 trial continue without modification, we cannot be certain that the anticipated PACIFICA Phase 3 trial will be sufficient for regulatory approval. Even if the primary endpoint of the PACIFICA Phase 3 trial is achieved, the FDA may determine that the benefit/risk profile of pacritinib at the dose selected for the PACIFICA Phase 3 trial does not support approval based on the results of such trial, previously identified FDA concerns regarding safety and dosing limitations of pacritinib, including FDA concerns identified in connection with our previous PERSIST-1 and 2 trials, or otherwise. We also cannot be certain of the anticipated timing of the results from the PAC203 Phase 2 trial, the initiation of and results from the PACIFICA Phase 3 trial, or the FDA’s review of the amended PACIFICA Phase 3 protocol. The FDA may request additional information regarding pacritinib or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size.

Additionally, in July 2019 we announced an expanded access program, or EAP, for pacritinib for patients in the PAC203 Phase 2 trial. To facilitate the EAP, we have extended the PAC203 Phase 2 trial to enable trial participants to continue receiving pacritinib through the launch of our EAP. Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and generally have exhausted all other available therapies. The risk for serious adverse events, including those which may be unrelated to pacritinib, in this patient population is high and could have a negative impact on the safety profile of pacritinib, which could cause significant delays or impair our ability to obtain regulatory approval for pacritinib.

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

The submission of new marketing applications, complying with any additional requests for information from the FDA or EMA or making any changes to protocol, study design, or sample size may be time-consuming, expensive and delay or prevent our ability to continue to study pacritinib. If we are unable to adequately address any previous or further recommendations, concerns, requests, or objections in a manner satisfactory to the FDA or EMA, as applicable, in a timely manner, or at all, we could be delayed or prevented from seeking commercialization of pacritinib. Delays in the commercialization of pacritinib would prevent us from receiving future milestone or royalty payments, and otherwise significantly harm our business.

We previously sought accelerated approval and requested Priority Review of our NDA for pacritinib. However, following the full clinical hold placed on pacritinib in February 2016, we subsequently withdrew our NDA. If we seek and the FDA does not grant accelerated approval or priority review for pacritinib or any other product candidates that we may develop in the future, we would experience a longer time to commercialization, if such product candidates are commercialized at all, our development costs would increase and our competitive position could be materially harmed.

If development and commercialization collaborations we enter into are not successful, or if we are unable to enter into additional collaborations, we may not be able to effectively develop and/or commercialize our compounds, which could have a material adverse effect on our business.

Historically, we have entered into development and commercialization collaborations to help advance the development of our product candidates. We evaluate collaboration opportunities from time to time and if we enter into such collaborations in the future, our business may become increasingly dependent on the success of such collaborations. Additionally, if we do not successfully enter into additional collaborations when needed, we may be unable to further develop and commercialize the applicable compounds, generate revenues to sustain or grow our business or achieve profitability, which would harm our business, financial condition, operating results and prospects.

Compounds that appear promising in research and development may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, and top-line or preliminary clinical trial data reports may ultimately differ from actual results once existing data are more fully evaluated.

Successful development of anti-cancer and other pharmaceutical products is highly uncertain, and obtaining regulatory approval to market drugs to treat cancer is expensive, difficult and speculative. Compounds that appear promising in research and development may fail to reach later stages of development for several reasons, including, but not limited to failure of clinical testing to show potential products to be safe and efficacious, failure to demonstrate desired safety and efficacy characteristics in human clinical trials, and failure to demonstrate a benefit/risk profile sufficient to justify approval in the view of applicable regulatory authorities.

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

If the development of pacritinib is delayed or fails, or if top-line or preliminary clinical trial data reported differ from actual results, our development costs may increase and the ability to commercialize pacritinib may be harmed, which could harm our business, financial condition, operating results or prospects.

If we seek and the FDA does not grant accelerated approval or priority review for a drug candidate, we would experience a longer time to commercialization in the U.S., if commercialized at all, our development costs may increase and our competitive position may be harmed.

We may in the future decide to seek an accelerated approval pathway for pacritinib or other product candidates we may develop in the future. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. A surrogate endpoint under an accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. There can be no assurance that the FDA will agree that any endpoint we suggest with respect to any of our drug candidates is an appropriate surrogate endpoint. Furthermore, there can be no assurance that any application will be accepted or that accelerated approval will be granted on any basis. Even if a product candidate is granted accelerated approval, such accelerated approval is contingent on the sponsor’s agreement to conduct one or more post-approval confirmatory trials that demonstrate a clinical benefit. Such confirmatory trial(s) must be completed with due diligence and, in some cases, the FDA may require that the trial(s) be designed and/or initiated prior to approval. Moreover, the FDA may withdraw approval of a product candidate or indication approved under the accelerated approval pathway for a variety of reasons, including if the trial(s) required to verify the predicted clinical benefit of a product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug, or if the sponsor fails to conduct any required post-approval trial(s) with due diligence.

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

We or any collaboration partners we may work with may not obtain or maintain the regulatory approvals required to develop or commercialize some or all of our compounds.

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other jurisdictions, including the EMA in the E.U. Pacritinib is currently in clinical development. Pacritinib may not be marketed in the U.S. until it has been approved by the FDA and may not be marketed in other jurisdictions until it has received approval from the appropriate foreign regulatory agencies, and requires development and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of pacritinib or any other product candidate on a timely basis, or at all. For instance, in February 2016, the FDA placed pacritinib on full clinical hold and the clinical hold was not removed until January 2017. The number, size, design and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the compound, the disease or condition that the compound is designed to address and the regulations applicable to any particular compound. For example, In July 2019, we announced the outcome of a Type B, End-of-Phase 2a meeting with the FDA for the continued development of pacritinib and, following this meeting, we plan to compare the safety and efficacy of 200mg of pacritinib administered twice daily to physician’s choice in 180 patients with myelofibrosis and severe thrombocytopenia in the PACIFICA Phase 3 trial. However, we cannot be certain that the anticipated PACIFICA Phase 3 trial will be sufficient for regulatory approval. Even if the primary endpoint of the PACIFICA Phase 3 trial is achieved, the FDA may determine that the benefit/risk profile of pacritinib at the dose selected for the PACIFICA Phase 3 trial does not support approval based on the results of such trial, previously identified FDA concerns regarding safety and dosing limitations of pacritinib, including FDA concerns identified in connection with our previous PERSIST-1 and 2 trials, or otherwise. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a compound for many reasons, including, but not limited to:

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

In particular, if pacritinib is not approved at all or quickly enough to provide net revenues to defray our operating expenses, our business, financial condition, operating results and prospects could be harmed.

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

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, EMA and other regulators, providing inaccurate or misleading information to the FDA, EMA and other regulators, failure to comply with data privacy and security and healthcare fraud and abuse laws and regulations in the U.S. and abroad, reporting inaccurate financial information or clinical data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Additionally, laws regarding data privacy and security, including the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, as well as applicable laws in non-U.S. jurisdictions, such as the European Union's General Data Privacy Regulation and Clinical Trials Regulation, the latter of which will replace the E.U. Clinical Trials Directive and which is expected to take effect beginning in late 2019 or in 2020, may impose obligations with respect to safeguarding the privacy, use, security, transmission and other processing of individually identifiable health information and other personal data that we may collect, retain, and otherwise process. As the General Data Protection Regulation entered into force recently, guidance on implementation and compliance practices are still being developed, updated or otherwise revised. Although the General Data Protection Regulation is intended to provide for a high level of harmonization across the European Union, Member States may still implement certain variations, and data protection authorities may enforce the General Data Protection Regulation and national laws differently, which adds to the complexity of processing personal data in the European Union. Furthermore, there is a trend towards the public disclosure of clinical trial data in the E.U. which also adds to the complexity of processing health data from clinical trials. Such public disclosure obligations are provided in the new E.U. Clinical Trials Regulation, EMA disclosure initiatives, and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The General Data Protection Regulation provides for significant penalties that may be assessed in the event of noncompliance, up to the greater of €20 million or 4% of worldwide annual revenues. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the General Data Protection Regulation, further adds to the complexity that we face with regard to data protection regulation. Additionally, we rely on the use of standard contractual clauses approved by the European Commission in order to transfer personal data from the E.U. to the U.S. These standard contractual clauses are subject to legal challenge in the E.U., and it is possible that they will be invalidated or modified. In such event, we could need to implement alternative measures to transfer personal data from the E.U. to the U.S., which we may be unable to do in a commercially reasonable manner or at all. In the U.S., in addition to possible civil and criminal penalties for violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Various laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Any misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, officers, directors, agents and representatives, including consultants, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Moreover, third parties may challenge the patents that have been issued or licensed to us. We do not believe that pacritinib infringes upon the rights of any third parties nor do we believe that they are materially infringed upon by third parties; however, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements or redesign our compounds so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology and the technology exclusively licensed from any third parties. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended July 25, 2019, our stock price ranged from a low of $0.60 to a high of $2.35. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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

On June 3, 2019, we received written notice from Nasdaq indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until December 2, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. If we do not regain compliance with the minimum bid price requirement by December 2, 2019, Nasdaq may grant us a second period of 180 calendar days to regain compliance. To qualify for this additional compliance period, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement. In addition, we would also be required to notify Nasdaq of our intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement by December 2, 2019, and we cannot guarantee that we will be able to meet the criteria required to qualify for an additional compliance period or that Nasdaq will grant us such additional compliance period. Further, if we pursue a reverse stock split to regain compliance with Nasdaq listing requirements, the announcement of the reverse stock split could adversely affect the trading price per share even if we ultimately regain compliance.

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

At our 2019 annual meeting of stockholders, our stockholders approved an amendment to our certificate of incorporation to increase the total number of authorized shares and the total number of authorized shares of common stock by 30 million and we may seek approval to increase the number of authorized shares again in the future. Without such increases in the number of authorized shares, we may be constrained in our ability to raise capital when needed, and may lose important business opportunities, including to competitors, which could adversely affect our financial performance, growth and ability to continue our operations. As opportunities or circumstances that require prompt action frequently arise, we believe that the delay necessitated for stockholder approval of a specific issuance could result in a material and adverse impact on our business.

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

As of June 30, 2019, options to purchase 10,922,466 shares of our common stock with a weighted-average exercise price of $2.60 per share were outstanding. The exercise of any of these options would result in dilution to current stockholders. Further, because we will need to raise additional capital to fund our operations and clinical development programs, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common stock under our share-based compensation plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

3.1	Certificate of Amendment to the Certificate of Incorporation of CTI BioPharma Corp., filed May 17, 2019.				Filed herewith.

10.1*	CTI BioPharma Corp. Amended and Restated 2017 Equity Incentive Plan.	8-K	000-28386	10.1	May 17, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.

101. INS	XBRL Instance				Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema				Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation				Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition				Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels				Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation				Filed herewith.
* Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: August 1, 2019	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: August 1, 2019	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer