Form 10-Q
period 2019-09-30
CTI BIOPHARMA CORP
filed 2019-11-04
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 24, 2019
Common Stock, par value $0.001 per share	57,978,725

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$34,917	$36,439
Short-term investments	11,815	30,599
Receivables from license and development services arrangements	137	13,679
Prepaid expenses and other current assets	2,798	1,775
Total current assets	49,667	82,492
Property and equipment, net	1,381	1,793
Other assets	7,534	5,547
Total assets	$58,582	$89,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,965	$4,498
Accrued expenses	11,036	12,852
Current portion of long-term debt	10,470	4,812
Other current liabilities	3,448	893
Total current liabilities	27,919	23,055
Long-term debt, less current portion	—	9,267
Other liabilities	4,472	4,571
Total liabilities	32,391	36,893
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333 as of September 30, 2019 and December 31, 2018
Series O Preferred Stock, 12,575 shares issued and outstanding as of September 30, 2019 and December 31, 2018 (Aggregate liquidation preference of $25,150 as of September 30, 2019 and December 31, 2018)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 131,500,000 and 101,500,000 as of September 30, 2019 and December 31, 2018, respectively
Issued and outstanding shares - 57,978,725 and 57,986,075 as of September 30, 2019 and December 31, 2018, respectively	58	58
Additional paid-in capital	2,297,931	2,294,025
Accumulated other comprehensive loss	(10,663)	(10,643)
Accumulated deficit	(2,255,375)	(2,224,746)
Total CTI stockholders' equity	31,951	58,694
Noncontrolling interest	(5,760)	(5,755)
Total stockholders' equity	26,191	52,939
Total liabilities and stockholders' equity	$58,582	$89,832
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

License and contract revenues	$2,289	$723	$3,345	$12,182
Operating costs and expenses:
Research and development	7,598	9,730	19,126	28,539
Selling, general and administrative	4,403	5,763	14,662	16,750
Restructuring expenses	—	—	794	—
Total operating costs and expenses	12,001	15,493	34,582	45,289
Loss from operations	(9,712)	(14,770)	(31,237)	(33,107)
Non-operating income (expense):
Interest income	276	436	1,003	800
Interest expense	(240)	(308)	(803)	(893)
Amortization of debt discount and issuance costs	(131)	(130)	(391)	(394)
Foreign exchange loss	(240)	(46)	(409)	(898)
Other non-operating income	—	—	—	4,295
Total non-operating (expense) income, net	(335)	(48)	(600)	2,910
Net loss before noncontrolling interest	(10,047)	(14,818)	(31,837)	(30,197)
Noncontrolling interest	—	9	5	31
Net loss	(10,047)	(14,809)	(31,832)	(30,166)
Deemed dividends on preferred stock	—	—	—	(80)
Net loss attributable to common stockholders	$(10,047)	$(14,809)	$(31,832)	$(30,246)
Basic and diluted net loss per common share	$(0.17)	$(0.26)	$(0.55)	$(0.55)
Shares used in calculation of basic and diluted net loss per common share	57,974	57,964	57,973	55,434

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss before noncontrolling interest	$(10,047)	$(14,818)	$(31,837)	$(30,197)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,332	216	1,570	(3,276)
Unrealized foreign exchange loss on intercompany balance	(1,359)	(223)	(1,610)	(345)
Net unrealized (loss) gain on available-for-sale securities	(14)	(5)	20	(17)
Other comprehensive loss	(41)	(12)	(20)	(3,638)
Comprehensive loss	(10,088)	(14,830)	(31,857)	(33,835)
Comprehensive loss attributable to noncontrolling interest	—	9	5	31
Comprehensive loss attributable to CTI	$(10,088)	$(14,821)	$(31,852)	$(33,804)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance at December 31, 2018	13	$—	57,986	$58	$2,294,025	$(10,643)	$(2,224,746)	$(5,755)	$52,939
Cumulative effect adjustments	—	—	—	—	(7)	—	1,203	—	1,196
Balance at January 1, 2019	13	$—	57,986	$58	$2,294,018	$(10,643)	$(2,223,543)	$(5,755)	$54,135
Equity-based compensation	—	—	(7)	—	1,257	—	—	—	1,257
Net loss	—	—	—	—	—	—	(10,814)	—	(10,814)
Other comprehensive income	—	—	—	—	—	9	—	—	9
Balance at March 31, 2019	13	$—	57,979	$58	$2,295,275	$(10,634)	$(2,234,357)	$(5,755)	$44,587
Equity-based compensation	—	—	—	—	1,361	—	—	—	1,361
Other	—	—	—	—	1	—	—	—	1
Noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	(10,971)	—	(10,971)
Other comprehensive income	—	—	—	—	—	12	—	—	12
Balance at June 30, 2019	13	$—	57,979	$58	$2,296,637	$(10,622)	$(2,245,328)	$(5,760)	$34,985
Equity-based compensation	—	—	—	—	1,294	—	—	—	1,294
Net loss	—	—	—	—	—	—	(10,047)	—	(10,047)
Other comprehensive loss	—	—	—	—	—	(41)	—	—	(41)
Balance at September 30, 2019	13	$—	57,979	$58	$2,297,931	$(10,663)	$(2,255,375)	$(5,760)	$26,191

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance at January 1, 2018	1	$—	42,969	$43	$2,223,388	$(6,272)	$(2,195,346)	$(5,723)	$16,090
Issuance of common stock, net of issuance costs	—	—	23,012	23	64,166	—	—	—	64,189
Exchange of common stock for preferred stock	12	—	(8,000)	(8)	8	—	—	—	—
Value of beneficial conversion features related to preferred stock	—	—	—	—	80	—	(80)	—	—
Equity-based compensation	—	—	—	—	1,336	—	—	—	1,336
Other	—	—	—	—	(1)	—	—	—	(1)
Noncontrolling interest	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	—	(4,021)	—	(4,021)
Other comprehensive loss	—	—	—	—	—	(532)	—	—	(532)
Balance at March 31, 2018	13	$—	57,981	$58	$2,288,977	$(6,804)	$(2,199,447)	$(5,737)	$77,047
Issuance costs related to common stock issuance	—	—	—	—	(19)	—	—	—	(19)
Equity-based compensation	—	—	—	—	1,040	—	—	—	1,040
Other	—	—	4	—	19	—	—	—	19
Noncontrolling interest	—	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	(11,336)	—	(11,336)
Other comprehensive loss	—	—	—	—	—	(3,094)	—	—	(3,094)
Balance at June 30, 2018	13	$—	57,985	$58	$2,290,017	$(9,898)	$(2,210,783)	$(5,746)	$63,648
Equity-based compensation	—	—	—	—	2,528	—	—	—	2,528
Other	—	—	4	—	15	—	—	—	15
Noncontrolling interest	—	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	—	(14,809)	—	(14,809)
Other comprehensive loss	—	—	—	—	—	(12)	—	—	(12)
Balance at September 30, 2018	13	$—	57,989	$58	$2,292,560	$(9,910)	$(2,225,592)	$(5,754)	$51,362

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss before noncontrolling interest	$(31,837)	$(30,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,911	4,904
Depreciation and amortization	412	448
Write-off of deferred financing costs	213	—
Reserve for excess, obsolete or unsalable inventory	—	535
Gain on dissolution of a foreign entity	—	(4,288)
Noncash interest expense	391	394
Noncash rent benefit	(484)	(1,201)
Other	57	282
Changes in operating assets and liabilities:
Receivables from license and development services arrangements	13,534	996
Prepaid expenses and other current assets	252	686
Other assets	1,683	(134)
Accounts payable	(1,532)	(493)
Accrued expenses	(1,809)	1,858
Deferred revenue	—	(965)
Other liabilities	(1,127)	—
Net cash used in operating activities	(16,336)	(27,175)
Investing activities
Purchases of property and equipment	—	(33)
Purchases of short-term investments	(8,507)	(29,412)
Proceeds from maturities of short-term investments	27,400	1,500
Net cash provided by (used in) investing activities	18,893	(27,945)
Financing activities
Proceeds from common stock offering, net of issuance costs	—	64,170
Repayment of debt	(4,000)	—
Payment of tax withholding obligations related to stock compensation	—	(20)
Proceeds from stock option exercises	—	47
Proceeds from sales of common stock under employee stock purchase plan	1	6
Cash paid for issuance costs	(45)	(100)
Net cash (used in) provided by financing activities	(4,044)	64,103

Effect of exchange rate changes on cash and cash equivalents	(35)	710
Net (decrease) increase in cash and cash equivalents	(1,522)	9,693
Cash and cash equivalents at beginning of period	36,439	43,218
Cash and cash equivalents at end of period	$34,917	$52,911

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$834	$886

Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$4,208	$—
Exchange of common stock and preferred stock for preferred stock	$—	$24,080

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2019 and 2018 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiary, CTI Life Sciences Limited, or CTILS. As of September 30, 2019, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.

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

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to pacritinib and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of a Development,

Commercialization and License Agreement, or the Pacritinib License Agreement, with Baxalta and are no longer eligible to receive cost sharing or milestone payments for pacritinib's development. We have incurred net operating losses every year since our formation. As of September 30, 2019, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses for the foreseeable future. Our available cash, cash equivalents and short-term investments were $46.7 million as of September 30, 2019, and we expect that our present financial resources will only be sufficient to meet our obligations as they come due and to fund our operations into the third quarter of 2020. Based on our evaluation completed pursuant to Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, these factors raise substantial doubt about our ability to continue as a going concern.

Accordingly, we will need to acquire additional funds in order to develop our business and continue the development of pacritinib. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding obtained through the sale of such shares or otherwise may not be sufficient, available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The amount of financing we require is dependent on many factors, such as the number of clinical trial sites, the number of patients in the trial, the pace of patient enrollment and other matters that may impact clinical development, including changes to the trial that we may initiate or that may be requested by the FDA or other regulators, and there can be no assurance as to the amount of funding necessary to fund the development of pacritinib to completion. In addition, our ability to comply with covenants under the loan and security agreement with Silicon Valley Bank, or SVB, may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants, including a material adverse change in our business, operations or condition (financial or otherwise) could result in an event of default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. See Long-term Debt below for further discussion. The accompanying condensed consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Cash, Cash Equivalents and Short-term Investments

As of September 30, 2019 and December 31, 2018, our cash, cash equivalents and short-term investments consisted of cash, money market funds, U.S. government and agency securities and corporate debt securities. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

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

We measure the fair value of money market funds based on the closing price reported by a fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of September 30, 2019 and December 31, 2018. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2019				December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$801	$—	$—	$801	$919
Level 1 securities:
Money market funds	31,624	—	—	31,624	20,525
Level 2 securities:
U.S. government and agency securities	8,786	2	—	8,788	15,213
Corporate debt securities	5,516	3	—	5,519	30,381
Total cash, cash equivalents and short-term investments	$46,727	$5	$—	$46,732	$67,038

Receivables from License and Development Services Arrangements

Our receivables relate to amounts payable or reimbursable to us under the terms of license and development services arrangements with our partners. The receivable balance as of September 30, 2019 primarily related to royalties from our partners Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier. The receivable balance as of December 31, 2018 primarily related to a milestone receivable from Servier for the attainment of a regulatory milestone in November 2018 as well as a milestone receivable from Teva for the attainment of a worldwide net sales milestone of TRISENOX in December 2018. Receivables are reviewed for collectability whenever circumstances indicate that the carrying amount of the receivable may not be recoverable. We had no allowance for doubtful accounts from license and development services arrangements as of September 30, 2019 or December 31, 2018.

Italian Value Added Tax Receivable

We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was approximately $4.3 million and $4.5 million as of September 30, 2019 and December 31, 2018, respectively. Substantially all of our VAT receivable is included in Other assets. As disclosed in Note 9. Contingencies, the ITA assessed us for additional VAT payments for services we provided in Italy, which we do not believe we owe. We have not recorded an amount in the financial statements for this contingent liability as we do not believe the potential payment of up to €4.2 million (or approximately $4.6 million converted using the currency exchange rate as of September 30, 2019) to the ITA is probable at this time.

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

Long-term Debt
All amounts due under the loan and security agreement with SVB have been classified as a current liability as of September 30, 2019 due to the considerations discussed in Liquidity above and the assessment that the material adverse change clause under the loan and security agreement is not within our control. We have not been notified of an event of default by SVB as of the date of the filing of this Quarterly Report on Form 10-Q.
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

The intercompany balance due from CTILS is considered to be of a long-term nature. An unrealized foreign exchange loss of $1.4 million and $1.6 million for the three and nine months ended September 30, 2019, respectively, and an unrealized foreign exchange loss of $0.2 million and $0.3 million for the same periods in 2018 were recorded in the cumulative foreign currency translation adjustment account. As of September 30, 2019 and December 31, 2018, the intercompany balance due from CTILS was €29.8 million (or $32.5 million upon conversion from euros as of September 30, 2019) and €28.7 million (or $32.8 million upon conversion from euros as of December 31, 2018), respectively. As discussed in Note 8. Other Comprehensive Loss, we anticipate the dissolution of CTILS in the fourth quarter of 2019, and the intercompany balance due from CTILS is expected to be treated as capital contribution in connection with the dissolution. See Note 8. Other Comprehensive Loss for further discussion.

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

Common shares underlying stock awards, warrants and convertible preferred stock aggregating 19.8 million shares and 18.5 million shares for the three and nine months ended September 30, 2019, respectively, and 16.7 million shares and 14.8 million shares for the same periods in 2018, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

We have performed an evaluation of our contracts with customers and suppliers in accordance with ASC 842 and have determined that the agreements for our office space, parking and office equipment contained a lease. All identified leases are classified as operating leases. We had no finance or capital leases as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018. We also elected a package of practical expedients permitted under the transition guidance within the new standard.

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

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Right-of-use assets, non-current	$2,259	$—
Italian VAT receivables	4,265	4,480
Italian VAT deposit	469	493
Rent deposit	194	194
Other	347	380
Other assets	$7,534	$5,547

On January 1, 2019, we adopted ASC 842 - Leases and recorded right-of-use assets for our operating leases. See Note 1. Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Standards and Note 4. Leases for further details.

For details regarding our Italian VAT receivables and Italian VAT deposit, see Note 1. Description of Business and Summary of Significant Accounting Policies - Italian Value Added Tax Receivable and Note 9. Contingencies.

3. Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Lease liabilities, non-current	$3,498	$—
Deferred rent, non-current	—	2,157
Other long-term obligations	974	2,414
Total other liabilities	$4,472	$4,571

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

Other long-term obligations as of December 31, 2018 included a fee in the amount of $1.4 million payable to Silicon Valley Bank. See Part II, Item 8, "Notes to Consolidated Financial Statements, Note 7. Long-term debt" of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information. As of September 30, 2019, this balance has been reclassified to Other current liabilities. See Note 1. Description of Business and Summary of Significant Accounting Policies- Long-term Debt for further details regarding reclassification.

4. Leases

In January 2012, we entered into an agreement with Selig Holdings Company LLC, or Selig, to lease approximately 66,000 square feet of office space in Seattle, Washington for a term of 10 years, commencing May 2012. We have two five-year options to extend the term of the lease at a market rate determined according to the lease. We also had an option to early terminate the lease after the fifth anniversary from the commencement date. We were provided with a total of $3.9 million for certain tenant improvements and other lease incentives. The options to extend or terminate the lease were not considered in the determination of the right-of-use asset and the lease liability as we did not consider it reasonably certain that we would exercise such options. We also lease parking space and certain office equipment. We have elected not to separate a non-lease component from a lease component for these leases.
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

The components of lease expense, which were included in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease expense	$421	$342	$1,274	$1,043
Variable lease expense	45	50	132	145
Sublease income	(311)	(311)	(935)	(935)
Total lease expense, net	$155	$81	$471	$253

The balance sheet classification of operating lease right-of-use assets and operating lease liabilities were as follows (in thousands):

September 30, 2019
Right-of-use assets, current (included in Prepaid expenses and other current assets)	$1,193
Right-of-use assets, non-current (included in Other assets)	2,259
Total right-of-use assets	$3,452

Lease liabilities, current (included in Other current liabilities)	$1,894
Lease liabilities, non-current (included in Other liabilities)	3,498
Total lease liabilities	$5,392

As September 30, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2019	$604
2020	2,443
2021	2,437
2022	820
Total lease payments	6,304
Less imputed interest	(912)
Total lease liabilities	$5,392

The schedule above does not contemplate any sublease income from subleasing of our office space. As of September 30, 2019, the total remaining scheduled sublease payments were $3.7 million.

Supplemental information relating to our operating leases is as follows (in thousands):

September 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$1,788
Right-of-use assets obtained in exchange for operating lease liabilities	$4,208

Weighted-average remaining lease term of operating leases (years)	2.56
Weighted-average discount rate of operating leases	12.4%

5. Termination of Servier Agreement

In February 2019, we entered into a Termination and Transfer Agreement, or the Termination Agreement, among, on the one hand, the Company and its subsidiary, CTILS, and, on the other hand, Servier. The Termination Agreement terminates the Amended and Restated Exclusive License and Collaboration Agreement, dated as of April 21, 2017 by and among the Company, CTILS and Servier, or the Restated Agreement.

Under the Termination Agreement, we were responsible for non-U.S. pharmacovigilance for PIXUVRI (pixantrone), the submission of a marketing authorization application for PIXUVRI and wind down of the PIX306 clinical trial during a transition period.

Servier agreed to reimburse us €620,000 (of which, €65,000 was reimbursed and recognized as license and contract revenue in 2018) for costs to be incurred in connection with transition period activities on or before May 31, 2019 and to provide additional reimbursement to us for transition period activities occurring after May 31, 2019, not to exceed €50,000 per month or €200,000 in the aggregate. For the nine months ended September 30, 2019, we recognized $0.6 million of license and contract revenue related to the transition period activities, which does not include the aforementioned additional reimbursement. There was no such license and contract revenue during the three months ended September 30, 2019.

In April 2019, Servier announced that the EMA's Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion for PIXUVRI to convert its conditional approval into a standard marketing authorization as a single agent for the treatment of adult patients with multiply relapsed or refractory aggressive non-Hodgkin B-cell lymphoma, and in June 2019, the European Commission adopted the decision to grant non-conditional marketing authorization for PIXUVRI. Pursuant to the Termination Agreement, we agreed to transfer and assign all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an asset purchase agreement.

In August 2019, we entered into the asset purchase agreement, which was amended and restated in September 2019, or the Asset Purchase Agreement. The Asset Purchase Agreement required, among other things, Servier to pay us €2.0 million and assume responsibility for all of the obligations related to PIXUVRI, including the Company’s remaining royalty payments to Novartis International Pharmaceutical Ltd. and the University of Vermont. For the three and nine months ended September 30,

2019, we recognized $2.2 million of license and contract revenue related to the Asset Purchase Agreement, and all of our rights and responsibilities for PIXUVRI were transferred and assigned globally to Servier pursuant to the Asset Purchase Agreement.

6. Restructuring Activities

In December 2018, we announced a restructuring plan to improve efficiencies and reduce costs within the Company, which impacted a total of 21 positions. The restructuring activities were substantially completed as of March 31, 2019, and we have incurred total restructuring expenses of approximately $1.5 million to date, of which $0.8 million was incurred during the nine months ended September 30, 2019.

The following table summarizes the accrual balance and utilization for the nine months ended September 30, 2019 (in thousands):

Employee Separation Costs
Restructuring accruals - December 31, 2018	$660
Restructuring expenses	794
Cash payments	(1,325)
Restructuring accruals - September 30, 2019	$129

7. Share-based Compensation Expense
The following table summarizes share-based compensation expense, which was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$56	$1,231	$308	$1,774
Selling, general and administrative	1,238	1,297	3,603	3,130
Total share-based compensation expense	$1,294	$2,528	$3,911	$4,904

We incurred share-based compensation expense (reversals) due to the following types of awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock	$1	$2	$(14)	$111
Options	1,293	2,526	3,925	4,793
Total share-based compensation expense	$1,294	$2,528	$3,911	$4,904

8. Other Comprehensive Loss
Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized (Loss) Gain on Available-For- Sale Securities	Foreign Currency Translation Adjustments	Unrealized Foreign Exchange Loss on Intercompany Balance	Accumulated Other Comprehensive Loss
December 31, 2018	$(14)	$(9,672)	$(957)	$(10,643)
Current period other comprehensive income (loss)	20	1,570	(1,610)	(20)
September 30, 2019	$6	$(8,102)	$(2,567)	$(10,663)

We anticipate the dissolution of CTILS, our wholly-owned subsidiary in the U.K., in the fourth quarter of 2019. Upon dissolution, we expect to recognize a loss on dissolution in Other non-operating (expense) income in the consolidated statement of operations, primarily attributable to a release of cumulative translation adjustment relating to an unrealized foreign exchange loss on intercompany balance in the table above. As of September 30, 2019, such balance was $2.6 million.

9. Contingencies

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

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.2 million, or approximately $4.6 million converted using the currency exchange rate as of September 30, 2019, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. We have not recorded this contingent liability in the financial statements as we do not believe the potential payment to the ITA is probable at this time.

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

Pacritinib is an investigational oral kinase inhibitor with specificity for JAK2, FLT3, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, and chronic lymphocytic leukemia, or CLL, due to its inhibition of c-fms, IRAK1, JAK2 and FLT3. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

In May 2019, our independent data monitoring committee, or IDMC, for the dose-exploration clinical trial of pacritinib, which we refer to as the PAC203 Phase 2 trial, completed its planned fourth and final interim safety review and recommended that the trial continue without modification. We intend to report final results from the Phase 2 trial to the IDMC by providing them with the final study report. We also expect to report safety and efficacy data from the PAC203 Phase 2 trial at a scientific conference before the end of 2019. In July 2019, we met with the FDA for a Type B, End-of-Phase 2a meeting regarding the continued development of pacritinib and, in September 2019, we initiated patient enrollment in a Phase 3 clinical trial, which we refer to as the PACIFICA Phase 3 trial. The current PACIFICA Phase 3 trial protocol provides for the comparison of the safety and efficacy of 200mg of pacritinib administered twice daily to physician’s choice in adult patients with myelofibrosis and severe thrombocytopenia (platelet counts of less than 50,000 per microliter) who are treatment-naïve or intolerant to ruxolitinib. The current PACIFICA Phase 3 protocol provides for the evaluation of 180 adult patients. Based on a trial of the size provided for in the current PACIFICA Phase 3 trial protocol, we would anticipate topline data from the PACIFICA Phase 3 trial in mid-2021. We previously submitted to the FDA a proposed protocol amendment, which allowed a rapid transition to the PACIFICA Phase 3 trial. Additionally, in July 2019 we announced our decision to undertake an expanded access program, or EAP, for pacritinib for patients in the PAC203 Phase 2 trial. As a result, we extended the PAC203 Phase 2 trial to enable the patients to continue receiving pacritinib through the launch of the EAP. We expect the PACIFICA Phase 3 trial to be conducted at more than 100 sites worldwide with patients randomized in a ratio of 2:1 between pacritinib and physician’s choice. Under the current protocol for the PACIFICA Phase 3 trial, the primary endpoint is the percentage of patients who achieve at least 35% reduction in spleen volume at week 24 and secondary endpoints include the efficacy of pacritinib versus physician’s choice therapy as assessed by the proportion of patients achieving at least a 50% reduction in total symptom score between baseline and week 24, the overall survival of patients treated with pacritinib versus physician’s choice therapy and the percentage of patients treated with pacritinib who self-assess improvement compared to other patients treated with physician’s choice therapy.

In early October 2019, we received correspondence from the FDA asking us to consider incorporating change in total symptom score, or TSS, at week 24 as a co-primary endpoint for the PACIFICA Phase 3 trial. Such a change to the trial protocol would require an increase in the number of patients evaluated over the course of the trial, as well as the costs and time required to complete the trial. We continue to analyze our regulatory options with regards to the assessment of TSS in the trial.

We face numerous risks in connection with clinical development of pacritinib generally and with respect to attempts to expedite the FDA regulatory approval process specifically. For more information, see Item 1A-Risk Factors-Risks Related to the Development, Clinical Testing and Regulatory Approval of Our Product Candidates. If investors view negatively FDA’s suggested change or other potential changes to the PACIFICA Phase 3 trial protocol that would increase the cost of the study and prolong the study, or if we are unable to expedite the regulatory approval process, we may be required to pursue strategic alternatives for the development of pacritinib and/or our company.

In April 2019, Les Laboratoires Servier and Institut de Recherches Internationales Servier, or together, Servier, announced that CHMP issued a positive opinion for PIXUVRI (pixantrone) to convert its conditional approval into a standard marketing authorization as a single agent for the treatment of adult patients with multiply relapsed or refractory aggressive non-Hodgkin B-cell lymphoma, and in June 2019, the European Commission adopted the decision to grant non-conditional marketing authorization for PIXUVRI. Pursuant to the Termination and Transfer Agreement between us and Servier, which we refer to as the Termination Agreement, in September 2019, we transferred and assigned all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an amended and restated asset purchase agreement. For more information on the Termination Agreement, see our Current Report on Form 8-K filed with the SEC on February 27, 2019.

We have incurred significant operating losses to date and expect that our operating losses will increase significantly as we advance pacritinib, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. Our net losses were $10.0 million and $14.8 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $31.8 million and $30.2 million for the nine-month periods ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $2.3 billion and cash, cash equivalents and short-term investments of $46.7 million. We believe that our cash, cash equivalents and short-term investments will only be sufficient to fund our projected operations into the third quarter of 2020. This raises substantial doubt about our ability to continue as a going concern. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment.

Our ability to generate product revenue will depend on the successful development and eventual commercialization of pacritinib, and we must raise additional financing to fund the PACIFICA Phase 3 trial to completion. The amount of financing we require is dependent on many factors, such as the number of clinical trial sites, the number of patients in the trial, the pace of patient enrollment and other matters that may impact clinical development, including changes to the trial that we may initiate or that may be requested by the FDA or other regulators. Until such time as we can generate significant revenue from sales of pacritinib, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of pacritinib.

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

Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. In addition, based on our interactions with regulatory authorities we have, and may in the future, seek changes to the protocol of clinical trials if we believe such changes may enhance the probability of approval or are necessary to protect patient safety. Such changes, if any, would impact the size, timing and cost of clinical development. Even if a product candidate progresses successfully through initial human testing in clinical trials, it may fail in later stages of development, including as a result of a failure to adequately demonstrate safety or efficacy to the satisfaction of applicable regulatory authorities. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of any product candidate will be completed, if ever, or when we will be able to begin commercializing pacritinib to generate material net cash inflows. In order to generate revenue from any of these compounds, any product candidate needs to be developed to a stage that will enable us to commercialize, sell or license related marketing rights to third parties.

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

Financial Summary

Our revenues are generated from license and development services agreements. Our license and contract revenues primarily reflect milestone and royalty payments under such agreements. We had PIXUVRI sales prior to April 2017 when we entered into the Restated Agreement with Servier, which was terminated in February 2019. All of our rights and responsibilities for PIXUVRI were transferred and assigned globally to Servier in September 2019. Total revenues were $2.3 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $3.3 million and $12.2 million for the nine months ended September 30, 2019 and 2018, respectively. Loss from operations was $9.7 million and $14.8 million for the three months ended September 30, 2019 and 2018, respectively, and $31.2 million and $33.1 million for the nine months ended September 30, 2019 and 2018, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of September 30, 2019, cash, cash equivalents and short-term investments were $46.7 million.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2019 and 2018

License and contract revenues

License and contract revenues are summarized as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Servier	Development services revenue	$—	$471	$99	$1,242
	Royalty revenue	104	252	446	571
	Other revenue	2,185	—	2,800	369
	Total Servier revenue	2,289	723	3,345	2,182

Teva	Milestone revenue	—	—	—	10,000
	Total Teva revenue	—	—	—	10,000

Total		$2,289	$723	$3,345	$12,182

Servier. License and contract revenue for the nine months ended September 30, 2019 included $0.1 million of development services revenue relating to the reimbursement of certain regulatory agency costs. There was no such revenue for the three months ended September 30, 2019. Other revenue for the three and nine months ended September 30, 2019 included $2.2 million of revenue recognized in connection with the Asset Purchase Agreement with Servier. In addition, other revenue for the nine months ended September 30, 2019 included $0.6 million of revenue related to transition period activities pursuant to the terms of the Termination Agreement with Servier. There was no such revenue relating to transition period activities for the three months ended September 30, 2019. See Part I, Item 1, Note 5. Termination of Servier Agreement of this Quarterly Report on Form 10-Q for further details.

License and contract revenue for the three and nine months ended September 30, 2018 included $0.4 million and $1.0 million, respectively, of development services revenue recognized from the upfront payments we received in connection with our license and collaboration agreement with Servier. In addition, we recorded development services revenue of $0.1 million and $0.2 million during the three and nine months ended September 30, 2018, respectively, for the reimbursement of pharmacovigilance expenses by Servier. Other revenue of $0.4 million for the nine months ended September 30, 2018 was related to the sale of PIXUVRI drug product to Servier, which had previously been written off. There was no such revenue for the three months ended September 30, 2018.

Teva. During the nine months ended September 30, 2018, we recognized $10.0 million in milestone revenue from Teva related to the achievement of a milestone for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. There were no such revenues for the comparable period in 2019 and during the three-month periods ended September 30, 2019 and 2018.

Operating costs and expenses

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Compounds:
Pacritinib	$5,912	$3,083	$13,330	$13,782
PIXUVRI	288	2,384	1,227	4,930
Tosedostat	6	8	29	105
Operating expenses	1,392	4,250	4,536	9,696
Research and preclinical development	—	5	4	26
Total research and development expenses	$7,598	$9,730	$19,126	$28,539

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the U.S. and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the E.U. from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us through September 30, 2019 were $159.6 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO), $135.1 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy) and $14.0 million for tosedostat (excluding costs for tosedostat prior to our co-development and license agreement with Chroma Therapeutics Limited, or Chroma, in 2011 and $21.9 million of in-process research and development expenses associated with the acquisition of certain assets from Chroma).

Research and development expenses decreased to $7.6 million and $19.1 million for the three and nine months ended September 30, 2019, respectively, compared to $9.7 million and $28.5 million for the same periods in 2018. The decrease between the three-month periods ended September 30, 2019 and 2018 was primarily attributable to a $2.7 million decrease in personnel costs due to the reduction of our workforce in the fourth quarter of 2018, a $2.1 million decrease in PIX306 clinical trial close-out costs and a $0.1 million decrease in other operating expenses. These decreases were partially offset by a $2.8 million increase in pacritinib development costs primarily related to the commencement of the PACIFICA Phase 3 trial. The decrease between the nine-month periods ended September 30, 2019 and 2018 was primarily attributable to a $5.0 million decrease in personnel costs due to the reduction of our workforce in the fourth quarter of 2018, a $3.7 million decrease in PIX306 clinical trial close-out costs, a $0.2 million decrease in other operating expenses as well as a $0.5 million net decrease in pacritinib development costs, which was primarily related to the PAC203 Phase 2 dosing clinical trial, partially offset by an increase due to the commencement of the PACIFICA Phase 3 trial.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4.4 million and $14.7 million for the three and nine months ended September 30, 2019, respectively, compared to $5.8 million and $16.8 million for the same periods in 2018. The decrease between the three-month periods ended September 30, 2019 and 2018 was primarily attributable to a $0.7 million decrease in professional and consulting services, a $0.5 million decrease in personnel costs due to the reduction of our workforce in the fourth quarter of 2018, and a $0.2 million decrease in travel and other expenses. The decrease between the nine-month periods ended September 30, 2019 and 2018 was primarily attributable to a $0.9 million decrease in professional and consulting services, a $0.8 million decrease in personnel costs due to the reduction of our workforce in the fourth quarter of 2018, a $0.5 million provision for excess, obsolete or unsalable inventory in 2018, and a $0.3 million decrease in travel and other expenses, offset by a $0.4 million increase in tax expenses.

Restructuring expenses. In December 2018, we announced a plan to reduce our workforce in order to improve efficiencies, reduce costs within the organization and preserve capital for pacritinib development. For the nine months ended September 30, 2019, we recorded $0.8 million of restructuring expenses related to employee separation costs. There were no such restructuring expenses for the same period in 2018 and for the three months ended September 30, 2019 and 2018. The restructuring activities were substantially completed as of March 31, 2019 and as such, we do not anticipate additional employee separation costs. See Part I, Item 1, Note 6. Restructuring Activities of this Quarterly Report on Form 10-Q for further details.

Non-operating income and expenses

Interest income. Interest income was $0.3 million and $1.0 million for the three and nine months ended September 30, 2019, respectively, and $0.4 million and $0.8 million for the same periods in 2018. Interest income was primarily related to our short-term investments and cash equivalent securities.

Interest expense. Interest expense was $0.2 million and $0.8 million for the three and nine-month periods ended September 30, 2019, respectively, and $0.3 million and $0.9 million for the same periods in 2018. Interest expense was primarily related to our secured term loan. Interest expense decreased slightly between periods primarily due to a decrease in the average loan principal balance outstanding.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.4 million for the same periods in 2018 related to our secured term loan.

Foreign exchange loss. Foreign exchange loss for the three and nine months ended September 30, 2019 and 2018 was due to fluctuations in foreign currency exchange rates, primarily related to operations in our European subsidiary as well as assets and liabilities denominated in foreign currencies.

Other non-operating income. Other non-operating income for the nine months ended September 30, 2018 includes a $4.3 million gain on the dissolution of our foreign branch, primarily relating to the release of cumulative translation adjustment. There was no such income for the three and nine months ended September 30, 2019 or for the three months ended September 30, 2018.

Deemed dividends on preferred stock. Deemed dividends on preferred stock of $0.1 million for the nine months ended September 30, 2018 were related to the issuance of Series O Preferred Stock in February 2018. There were no deemed dividends on preferred stock for the three and nine months ended September 30, 2019 or for the three months ended September 30, 2018. See Part II, Item 8, "Notes to Consolidated Financial Statements, Note 8. Equity Transactions" of our Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding our Series O Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from sales and issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of September 30, 2019, we had $46.7 million in cash, cash equivalents and short-term investments.

Common stock offering. In February 2018, we offered and sold 23.0 million shares of common stock at a $3.00 per share price. The net proceeds from the offering, after deducting underwriting commissions and discounts and other offering costs were approximately $64.2 million.

Loan agreement. In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, which agreement was amended in May 2018, the proceeds of which were partially used to repay in full all outstanding indebtedness under a prior loan and security agreement. As of September 30, 2019, we had an outstanding principal balance under our secured term loan agreement of $11.6 million. We are required to pay interest plus principal payments in the approximate amount of $0.5 million per month until November 1, 2021, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. Among other events, a failure to make a required loan payment, an uncured covenant breach or a material adverse change in our business, operations or condition (financial or otherwise) could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities decreased to $16.3 million during the nine months ended September 30, 2019 compared to $27.2 million for the same period in 2018. During the nine months ended September 30, 2019, we received €2.0 million pursuant to the Asset Purchase Agreement with Servier (or $2.2 million using the currency exchange rate as of the date of cash receipt). During this period, we also collected €3.0 million (or $3.3 million using the currency exchange rate as of the date of cash receipt) relating to the attainment of a regulatory milestone in November 2018 under the Restated Agreement with Servier and $10.0 million from Teva relating to the December 2018 achievement of a worldwide net sales milestone of TRISENOX. During the nine months ended September 30, 2018, we collected $10.0 million from Teva for the achievement of the milestone related to FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. After taking these cash receipts into account, the remaining decrease in net cash used in operating activities was primarily due to a decrease in research and development activities as well as the timing of cash payments between the two periods.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $18.9 million during the nine months ended September 30, 2019, and net cash used in investing activities was $27.9 million during the same period in 2018. The change was primarily attributable to a decrease in purchases of short-term investments as well as an increase in proceeds from maturities of short-term investments during the nine-month period in 2019.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $4.0 million during the nine months ended September 30, 2019, and net cash provided by financing activities was $64.1 million during the same period in 2018. The change was primarily due to the net proceeds from our February 2018 offering of common stock as well as repayment of debt in 2019.

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

Capital Resources

We have prepared our condensed consolidated financial statements assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that our present financial resources will only be sufficient to fund our operations into the third quarter of 2020. This raises substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the third quarter of 2020 and to continue as a going concern thereafter. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. Further, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib have increased. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of September 30, 2019, our available cash, cash equivalents and short-term investments totaled $46.7 million. We had an outstanding principal balance under our secured term loan agreement of $11.6 million as of September 30, 2019.

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

Capital Requirements

We will need to acquire additional funds in order to develop our business and continue the development of pacritinib. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and/or reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Our future capital requirements will depend on many factors, including:

•	developments in and expenses associated with our research and development activities;

•	changes in manufacturing;

•	our clinical development plans and any changes that we may initiate or that may be requested by the FDA or other regulators;

•	regulatory approval developments;

•	our ability to generate sales of any approved product;

•	our ability to execute appropriate collaborations for development and commercialization activities;

•	our ability to reach milestones triggering payments under certain of our contractual arrangements;

•	acquisitions of compounds or other assets;

•	litigation and other disputes;

•	competitive market developments; and

•	other unplanned business developments.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 9. Contingencies of this report and Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding material pending legal proceedings.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of September 30, 2019, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur additional net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

Our prospects are dependent on the successful development, regulatory approval and commercialization of pacritinib.

Obtaining regulatory approval requires substantial time, effort and financial resources, and without additional financing, we lack sufficient resources to pursue the development of pacritinib. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we will need to seek additional funding, which may not be available or may not be available on favorable terms. The amount of financing we require is dependent on many factors, such as the number of clinical trial sites, the number of patients in the trial, the pace of patient enrollment and other matters that may impact clinical development, including changes to the trial that we may initiate or that may be requested by the FDA or other regulators, and there can be no assurance as to the amount of funding necessary to fund the development of pacritinib to completion. We could also seek another collaborative partnership for the development and commercialization of pacritinib, which may not be available on reasonable terms or at all. If we partner pacritinib, we may have to relinquish valuable economic rights and would potentially forgo additional economic benefits that could be realized if we continued the development and commercialization activities alone. Even if pacritinib receives approval from the FDA, EMA or other regulatory authorities, we would need to incur significant expenses to support the commercialization and launch of pacritinib, which investment may never be realized if sales are insufficient. As our sole product candidate in active development, our prospects are dependent upon the successful development, approval and commercialization of pacritinib. If we fail to obtain regulatory approval and successfully commercialize pacritinib, our business would be materially and adversely impacted as we have no other product candidates in active clinical development.

We face direct and intense competition from our competitors in the biotechnology and pharmaceutical industries, and we may not compete successfully against them.

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the U.S. and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically, if we are successful in bringing pacritinib to market, pacritinib will face competition from the currently approved JAK1/JAK2 inhibitors, Jakafi® / Jakavi® and Inrebic® (fedratinib). Celgene announced FDA approval of Inrebic® for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis. Pacritinib may also face competition from momelotinib, which Sierra Oncology acquired from Gilead. In June 2019, Sierra Oncology announced that momelotinib was granted fast track designation by the FDA and has announced the design of a Phase 3 clinical trial planned for launch in the fourth quarter of 2019.

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

We have substantial operating expenses associated with the development of pacritinib, and we have significant contractual payment obligations. Our available cash, cash equivalents and short-term investments were $46.7 million as of

September 30, 2019. We received a $10.0 million milestone payment from Teva Pharmaceutical Industries Ltd. in February 2019 relating to the achievement of a worldwide net sales milestone of TRISENOX in December 2018. However, we believe that our present financial resources will only be sufficient to fund our operations into the third quarter of 2020. This raises substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the third quarter of 2020 and to continue as a going concern thereafter. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. Uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the price of our common stock, which could negatively impact our ability to raise sufficient funds to continue development of pacritinib and continue as a going concern. In addition, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

We will need to acquire additional funds in order to develop our business and continue the development of pacritinib. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, our ability to raise capital is subject to a number of risks, uncertainties, constraints and consequences, including, but not limited to, the following:

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

• for so long as our non-affiliate public float does not exceed $75 million, our ability to file or use shelf registration statements on Form S-3 to raise capital will be limited; and

•if we are not listed on the Nasdaq or any stock exchange, whether due to a failure to regain compliance with the minimum bid price requirement (as discussed below) or otherwise, our ability to raise capital will be adversely impacted.

For these and other reasons, additional funding may not be available on favorable terms or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. If we fail to obtain additional capital when needed, we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our selling, general and administrative expenses, be unable to attract and retain highly qualified personnel, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Any of these consequences could harm our business, financial condition, operating results and prospects.

We may never be able to generate significant product revenues.

We anticipate that, for at least the next several years, our ability to generate significant revenues and become profitable will be dependent on our ability to obtain regulatory approval for and successfully commercialize pacritinib. If we are unable to successfully commercialize our development stage or approved products as planned, our business, financial condition, operating results and prospects could be harmed.

We are dependent on third-party service providers for a number of critical operational activities including, in particular, for the manufacture, testing and distribution of our compounds and associated supply chain operations, as well as for clinical trial activities. Any failure or delay in these undertakings by third parties could harm our business.

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. In particular, we rely heavily on third parties for the manufacture and testing of our compounds. We do not have internal analytical laboratory or manufacturing facilities to allow the testing or production of our compounds in compliance with GLP and cGMP. As a result, we rely on third parties to supply us in a timely manner with manufactured products or product candidates. We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third-party manufacturers to conduct their operations in compliance with GLP and cGMP or similar standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of these regulatory authorities may take action against a contract manufacturer who violates GLP and cGMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance, and could subject us to penalties.

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

With regard to certain of the foregoing clinical trial operations and stages in the manufacturing and distribution chain of our compounds, we rely on single vendors. In addition, in the event pacritinib is approved, we will initially have only one commercial supplier for pacritinib. We may in the future seek to qualify an additional manufacturer of pacritinib, but the process for qualifying a manufacturer, and seeking prior regulatory approval for a new manufacturer, can be lengthy and expensive and may not occur on a timely basis or at all. The use of single vendors for core operational activities, such as clinical trial operations, manufacturing and distribution, and the resulting lack of diversification, exposes us to the risk of a material interruption in service related to these single, outside vendors. As a result, our exposure to this concentration risk could harm our business.

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

Directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental, creditor and other claims that may be made against them. Due to these and other reasons, such persons are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently carry directors and officers liability insurance. However, directors and officers liability insurance is expensive and can be difficult to obtain, particularly for companies like ours that have had a history of litigation. In addition, the cost of obtaining directors and officers liability insurance recently has been increasing while applicable coverage has been decreasing and self-insured retention levels have been increasing, which requires us to pay higher premiums and reserve for higher self-insurance retention levels. If we are unable to continue to provide directors and officers sufficient liability insurance at affordable rates or at all, or if directors and officers perceive our ability to do so in the future to be limited, it may become increasingly more difficult to attract and retain management and qualified directors to serve on our Board of Directors.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was $4.3 million and $4.5 million as of September 30, 2019 and December 31, 2018, respectively.

On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.7 million and €0.9 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. The 2005 VAT assessment was decided in favor of the Company by the Italian Supreme Court, with no further potential liabilities for the Company. Further information pertaining to these cases can be found in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 9. Contingencies" and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €4.2 million, or approximately $4.6 million converted using the currency exchange rate as of September 30, 2019, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. For more information, see Part I, Item 1, “Notes to Condensed Consolidated Financial Statements, Note 9. Contingencies” Additionally, we were previously required to supply documents in response to a subpoena from the SEC in connection with an investigation into potential federal securities law violations; however, in August 2018, the SEC staff sent a letter stating that it had concluded its investigation of us, and, based on information it had as of that date, it did not intend to recommend an enforcement action against us. Litigation and regulatory proceedings are subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages and penalties or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. If an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

We cannot predict with certainty the eventual outcome of any litigation or regulatory proceedings we are or may be party to in the future. In addition, negative publicity resulting from any allegations of wrong-doing could harm our business, regardless of whether the allegations are valid or whether there is a finding of liability. Furthermore, we may have to incur substantial time and expense in connection with such lawsuits and management’s attention and resources could be diverted from operating our business as we respond to the litigation. Our insurance policies are subject to high deductibles or self-insured retention amounts and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages. In the event of negative publicity resulting from allegations of wrong-doing and/or an adverse outcome under any currently pending or future lawsuit, our business could be materially harmed.

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

We are subject to risk regarding currency exchange rate fluctuations associated with the translation of monetary amounts in foreign currencies into U.S. dollars.

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities, as well as the reported amounts of revenues and expenses, will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Certain of our transactions denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. Furthermore, the referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union has resulted in increased volatility in the global financial markets and caused severe volatility in global currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the euro. Changes in the value of the U.S. dollar as compared to foreign currencies (in particular, the euro) might have an adverse effect on our reported operating results and financial condition.

Because there is a risk of product liability associated with developing and commercializing pharmaceuticals, we face potential difficulties in obtaining insurance, and if product liability lawsuits were to be successfully brought against us, our business may be harmed.

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

Our headquarters are located in Seattle, Washington. We are vulnerable to natural disasters such as earthquakes that could disrupt our operations. If a natural disaster, power outage, fire or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We may not carry sufficient business interruption insurance to compensate us for all losses that may occur. The disaster recovery and business continuity plans we have in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of a natural disaster or earthquake, which could have a material adverse effect on our business, and we could potentially lose valuable data and other items. The occurrence of any of the foregoing could have a material adverse effect on our business.

We implemented a restructuring plan in December 2018, which we cannot guarantee will achieve its intended benefits.

In December 2018, we announced a restructuring plan to improve our efficiencies and reduce costs. We have incurred significant costs to implement this restructuring plan, and the implementation of the restructuring plan may subject us to litigation risks and expenses. Moreover, while we currently expect to realize cost savings of approximately $20 million primarily associated with reduced employee costs over the three years from December 2018 as a result of our restructuring plan, there can be no assurance that the restructuring plan will achieve its intended benefits. In addition, our restructuring plan may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. As a result, our restructuring plan and its implementation could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

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

Risks Related to the Development, Clinical Testing and Regulatory Approval of Our Product Candidates

The regulatory approval process for pacritinib has been subject to delay and uncertainty associated with clinical holds placed on pacritinib clinical trials in February 2016 and the withdrawal of the MAA in Europe. While the full clinical hold on pacritinib trials has been removed and the dose-exploration trial for pacritinib has been completed, further registration clinical trials for pacritinib could be subject to further delay or we could be prevented from further studying pacritinib or seeking its commercialization.

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib clinical trials. A full clinical hold is a suspension of the clinical work requested under an IND application. Under the full clinical hold, all patients on pacritinib at the time of the hold order were required to discontinue pacritinib immediately, and no new patients could be enrolled or start pacritinib as initial or crossover treatment. In January 2017, the full clinical hold was removed following review of our complete response submission which included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and FDA agreement on a proposed study design for a dose-exploration clinical trial. In July 2017, we enrolled the first patient in the PAC203 Phase 2 trial, which evaluated the safety and efficacy of three dosing schedules over 24 weeks in patients with myelofibrosis previously treated with ruxolitinib. In October 2018, we announced the continuation of the PAC203 Phase 2 trial without modification, following a planned second interim data review by the independent data monitoring committee, or IDMC. Following meetings with the FDA and EMA and in consultation with the IDMC, we eliminated the interim efficacy analysis and focused the second IDMC review, and all subsequent data reviews, on an assessment of safety. We completed a Type C meeting with the FDA in December 2018 and received input on key elements of the design of the PACIFICA Phase 3 trial in adult patients with myelofibrosis (primary myelofibrosis, post-polycythemia vera myelofibrosis, or post-essential thrombocythemia myelofibrosis) and who have severe thrombocytopenia (platelet counts of less than 50,000 per microliter). In July 2019, we met with the FDA for a Type B, End-of-Phase 2a meeting regarding the continued development of pacritinib, and in September 2019, we initiated patient enrollment in a Phase 3 clinical trial, which we refer to as the PACIFICA Phase 3 trial. The current PACIFICA Phase 3 trial protocol provides for the comparison of the safety and efficacy of 200mg of pacritinib administered twice daily to physician’s choice in adult patients with myelofibrosis and severe thrombocytopenia who are treatment-naïve or intolerant to ruxolitinib. The current PACIFICA Phase 3 protocol provides for the evaluation of 180 adult patients. Although the IDMC completed its fourth and final interim safety review in May 2019 and recommended that the PAC203 Phase 2 trial continue without modification, we cannot be certain that the PACIFICA Phase 3 trial will be sufficient for regulatory approval. Under the current protocol for the PACIFICA Phase 3 trial, the primary endpoint is the percentage of patients who achieve at least 35% reduction in spleen volume at week 24 and secondary endpoints include, among others, the efficacy of pacritinib versus physician’s choice therapy as assessed by the proportion of patients achieving at least a 50% reduction in total symptom score between baseline and week 24. Even if the current primary endpoint of the PACIFICA Phase 3 trial is achieved, the FDA may determine that the benefit/risk profile of pacritinib at the dose selected for the PACIFICA Phase 3 trial does not support approval based on the results of such trial, previously identified FDA concerns regarding safety and dosing limitations of pacritinib, including FDA concerns identified in connection with our previous PERSIST-1 and 2 trials, or otherwise. We also cannot be certain of the anticipated timing of the results from the PAC203 Phase 2 trial and the PACIFICA Phase 3 trial. The FDA may request additional information regarding pacritinib or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size, which could cause significant delays in completion of these studies. For example, in early October 2019, we received correspondence from the FDA asking us to consider incorporating change in TSS at week 24 as a co-primary endpoint for the PACIFICA Phase 3 trial. Such a change to the trial protocol would require an increase in the number of patients evaluated over the course of the trial, as well as the costs and time required to complete the trial. We continue to analyze our regulatory options with regards to the assessment of TSS in the trial. If investors view negatively the FDA’s suggested change or other potential changes to the PACIFICA Phase 3 trial protocol that would increase the cost of the study and prolong the study, we will be significantly hindered in our ability to obtain sufficient financing to complete the PACIFICA Phase 3 trial.

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

We previously sought accelerated approval and requested priority review of our NDA for pacritinib. However, following the full clinical hold placed on pacritinib in February 2016, we subsequently withdrew our NDA. In early October 2019, we received correspondence from the FDA asking us to consider incorporating change in total symptom score, or TSS, at week 24 as a co-primary endpoint for the PACIFICA Phase 3 trial. Such a change to the trial protocol would require an increase in the number of patients evaluated over the course of the trial, as well as the costs and time required to complete the trial. We continue to analyze our regulatory options with regards to the assessment of TSS in the trial. If investors view negatively FDA’s suggested change or other potential changes to the PACIFICA Phase 3 trial protocol that would increase the cost of the study and prolong the study, or if we are unable to expedite the regulatory approval process, we may be required to pursue strategic alternatives for the development of pacritinib and/or our company. Our ability to expedite the regulatory approval process is highly uncertain and we may be unsuccessful.

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

If we are unable to expedite the regulatory approval process for pacritinib, we may be required to pursue strategic alternatives for the development of pacritinib and/or our company.

We have previously pursued an accelerated approval pathway for pacritinib and are currently seeking ways to potentially expedite the regulatory approval process for pacritinib. Our ability to expedite the regulatory approval process is highly uncertain and we may be unsuccessful. If investors view negatively FDA’s suggested change to the PACIFICA Phase 3 trial protocol to include change in TSS as a co-primary endpoint or other potential changes to the PACIFICA Phase 3 trial protocol that would increase the cost of the study and prolong the study, or if we are unable to expedite the regulatory approval process, we may be required to pursue strategic alternatives for the development of pacritinib and/or our company.

The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. A surrogate endpoint under an accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. There can be no assurance that the FDA will agree that any endpoint we suggest with respect to any of our drug candidates is an appropriate surrogate endpoint. Furthermore, there can be no assurance that any application will be accepted or that accelerated approval will be granted on any basis. Even if a product candidate is granted accelerated approval based on a surrogate endpoint, such accelerated approval is contingent on the sponsor’s agreement to conduct one or more post-approval confirmatory trials that demonstrate a clinical benefit. Such confirmatory trial(s) must be completed with due diligence and, in some cases, the FDA may require that the trial(s) be designed and/or initiated prior to approval. Moreover, the FDA may withdraw approval of a product candidate or indication approved under the accelerated approval pathway for a variety of reasons, including if the trial(s) required to verify the predicted clinical benefit of a product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug, or if the sponsor fails to promptly conduct any required post-approval trial(s) with due diligence.

A priority review designation will direct the FDA’s overall attention and resources to the evaluation of applications for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. The FDA decides on the review designation for every application. The FDA has a goal to (but is not required to) take action on an application designated as priority within six months after it has accepted an application for filing (rather than a goal of twelve months for a standard review). The FDA has broad discretion whether to grant priority review, and, while the FDA has granted priority review to other oncology product candidates, our drug candidates may not receive similar designation. Moreover, designation of a drug as priority does not alter the scientific/medical standard for approval or quality of evidence necessary for approval. Also, receiving priority review from the FDA does not guarantee completion of review or approval within the targeted six-month cycle or thereafter.

A failure to obtain accelerated approval or priority review would result in a longer time to commercialization of the applicable compound in the U.S., if commercialized at all, could increase the cost of development and could harm our competitive position in the marketplace.

We or any collaboration partners we may work with may not obtain or maintain the regulatory approvals required to develop or commercialize pacritinib or any other compounds we may develop in the future.

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other jurisdictions, including the EMA in the E.U. Pacritinib is currently in clinical development. Pacritinib may not be marketed in the U.S. until it has been approved by the FDA and may not be marketed in other jurisdictions until it has received approval from the appropriate foreign regulatory agencies, and requires development and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of pacritinib or any other product candidate on a timely basis, or at all. For instance, in February 2016, the FDA placed pacritinib on full clinical hold and the clinical hold was not removed until January 2017. The number, size, design and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the compound, the disease or condition that the compound is designed to address and the regulations applicable to any particular compound. For example, in July 2019, we met with the FDA for a Type B, End-of-Phase 2a meeting regarding the continued development of pacritinib and, in September 2019, we initiated patient enrollment in a Phase 3 clinical trial, which we refer to as the PACIFICA Phase 3 trial.

The current PACIFICA Phase 3 trial protocol provides for the comparison of the safety and efficacy of 200mg of pacritinib administered twice daily to physician’s choice in adult patients with myelofibrosis and severe thrombocytopenia who are treatment-naïve or intolerant to ruxolitinib. The current PACIFICA Phase 3 protocol provides for the evaluation of 180 adult patients. Under the current protocol for the PACIFICA Phase 3 trial, the primary endpoint is the percentage of patients who achieve at least 35% reduction in spleen volume at week 24 and secondary endpoints include, among others, the efficacy of pacritinib versus physician’s choice therapy as assessed by the proportion of patients achieving at least a 50% reduction in total symptom score between baseline and week 24. However, we cannot be certain that the anticipated PACIFICA Phase 3 trial will be sufficient for regulatory approval. Even if the current primary endpoint of the PACIFICA Phase 3 trial is achieved, the FDA may determine that the benefit/risk profile of pacritinib at the dose selected for the PACIFICA Phase 3 trial does not support approval based on the results of such trial, previously identified FDA concerns regarding safety and dosing limitations of pacritinib, including FDA concerns identified in connection with our previous PERSIST-1 and 2 trials, or otherwise. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a compound for many reasons, including, but not limited to:

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

To the extent our products are developed, commercialized and introduced to market, they may not be considered cost-effective and third-party or government reimbursement might not be available or sufficient. Globally, governmental and other third-party payors are becoming increasingly aggressive in attempting to contain health care costs by strictly controlling, directly or indirectly, pricing and reimbursement and, in some cases, limiting or denying coverage altogether on the basis of a variety of justifications, and we expect pressures on pricing and reimbursement from both governments and private payors inside and outside the U.S. to continue. In the U.S., we are subject to substantial pricing, reimbursement and access pressures from state Medicaid programs, private insurance programs and pharmacy benefit managers, and implementation of U.S. health care reform legislation is increasing these pricing pressures. The Patient Protection and Affordable Care Act instituted comprehensive health care reform, which includes provisions that, among other things, reduce and/or limit Medicare reimbursement and impose new and/or increased taxes. In addition, members of the Trump administration, including the President, have made public statements criticizing pricing practices within the pharmaceutical industry, indicating that they may seek to increase pricing pressures on the pharmaceutical industry.

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed, promoted and advertised. Approved or authorized products are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports. In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs for post-approval studies. Further, distribution of products must be conducted in accordance with good distribution practices, or GDPs. The distribution process and facilities of our third-party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products. Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval. In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as the PIX306 trial of PIXUVRI required by the EMA. In July 2018, we and Servier announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab; in February 2019, we and Servier mutually agreed to terminate our collaborative agreement; and in September 2019, we transferred and assigned all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an amended and restated asset purchase agreement, which eliminates our ability to receive future payments and royalties related to PIXUVRI. For more information on the termination of our agreement with Servier, see Part I, Item 1, “Business - License Agreements - Servier” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended October 24, 2019, our stock price ranged from a low of $0.60 to a high of $1.89. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

•announcements by us or others of results of clinical trials and regulatory actions, such as the imposition of a clinical trial hold or required amendments to our clinical trial protocols;

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until December 2, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. If we do not regain compliance with the minimum bid price requirement by December 2, 2019, Nasdaq may grant us a second period of 180 calendar days to regain compliance. To qualify for this additional compliance period, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq, other than the minimum bid price requirement. In addition, we would also be required to notify Nasdaq of our intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split. If we meet these requirements, the Nasdaq may inform us that we have been granted a second period of 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are not otherwise eligible, the Nasdaq will notify us that our securities will be subject to delisting. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

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

If our common stock ceases to be listed for trading on the Nasdaq, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain a listing on the Nasdaq may constitute an event of default under our loan and security agreement and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the market price of our common stock. If we are not listed on the Nasdaq, our ability to raise capital will be adversely impacted. Additionally, for so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to file or use shelf registration statements on Form S-3 and further limit our ability to raise capital. We have relied significantly on shelf registration statements on Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need. Trading in our common stock has been halted or suspended on the Nasdaq in the past and may also be halted or suspended in the future on the Nasdaq due to market or trading conditions at the discretion of the Nasdaq. Any halt or suspension in the trading in our common stock may negatively impact the market price of our common stock.

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

As of September 30, 2019, options to purchase 10,985,026 shares of our common stock with a weighted-average exercise price of $2.58 per share were outstanding. The exercise of any of these options would result in dilution to current stockholders. Further, because we will need to raise additional capital to fund our operations and clinical development programs, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common stock under our share-based compensation plans may have an adverse effect on the market price of our common stock.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: November 4, 2019	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: November 4, 2019	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer