Form 10-K
period 2019-12-31
CTI BIOPHARMA CORP
filed 2020-03-13
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-28386
CTI BIOPHARMA CORP.
(Exact name of registrant as specified in its charter)

Delaware	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3101 Western Avenue, Suite 800 Seattle, WA	98121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 282-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CTIC	The Nasdaq Capital Market
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $43.7 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of March 6, 2020 was 73,678,720.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders, or the 2020 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. We expect to file the 2020 Proxy Statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CTI BIOPHARMA CORP.

Forward Looking Statements

This Annual Report on Form 10-K and the documents we incorporate by reference herein or therein may contain “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical fact are forward-looking statements, including, without limitation:

•
our expectations regarding sufficiency of cash resources, cash expenditures, sources of cash flows and other projections, product manufacturing and sales, research and development expenses, selling, general and administrative expenses and additional losses;

•	our ability to obtain funding for our operations;

•	the timing of, and our ability to develop, commercialize, and obtain regulatory approval of pacritinib and other development programs we may pursue in the future;

•	the design of our clinical trials and anticipated enrollment, and the progress and potential of pacritinib and other development programs we may pursue in the future;

•	the safety, effectiveness and potential benefits and indications of pacritinib and any other product candidates we may develop in the future;

•	the timing of and results from clinical trials and pre-clinical development activities, including those related to pacritinib and any other product candidates we may develop in the future;

•	our ability to advance product candidates, including pacritinib and any other product candidates we may develop in the future, into and successfully complete clinical trials;

•	our ability to achieve profitability, including our ability to effectively implement cost reduction strategies and realize anticipated cost savings from those efforts;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the rate and degree of market acceptance and clinical utility of pacritinib or any other product candidates we may develop in the future;

•	our and our collaborators’ ability to obtain and maintain regulatory approvals for pacritinib or any other product candidates we may develop in the future, and the timing of such approvals;

•	our ability to maintain and establish collaborations;

•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the impact of government laws and regulations;

•	our ability to negotiate, integrate, and implement collaborations, acquisitions and other strategic transactions;

•	our ability to engage and retain the employees required to advance our development activities and grow our business;

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and

•	those risk factors identified in this Annual Report on Form 10-K under the heading Risk Factors and in other filings we periodically make with the U.S. Securities and Exchange Commission, or the SEC.

In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should” or “will” or the negative thereof, variations thereof and similar expressions. Such statements are based on management’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from those set forth in the forward-looking statements. There can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. We urge you to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K and any risk factors contained in subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

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

Product and Development Portfolio

The following table summarizes our current product and development portfolio as of the date of this report:

Oncology Market Overview and Opportunity

According to the American Cancer Society, or ACS, cancer is the second leading cause of death in the United States, resulting in more than 600,000 deaths annually, or more than 1,600 deaths per day. Approximately 1.8 million new cases of cancer are expected to be diagnosed in 2020 in the United States. While the exact prevalence of myelofibrosis is uncertain, a U.S. study presented at the 2012 American Society of Hematology reported a prevalence rate of 5.7 myelofibrosis cases per 100,000 people, indicating that there are approximately 18,000 myelofibrosis patients in the United States. The most commonly used methods for treating patients with cancer are surgery, radiation and chemotherapy. Patients usually receive a combination of these treatments depending upon the type and extent of their disease.

We believe our expertise in blood-related cancers, together with our ability to identify unique therapies that address unmet medical needs that are potentially less toxic and more effective at treating and curing patients, may fill a significant unmet medical need for cancer patients.

Pacritinib

Overview

Our primary development candidate, pacritinib, is an investigational oral kinase inhibitor with specificity for JAK2, FLT3, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, MDS, chronic myelomonocytic leukemia, or CMML, prevention of GvHD, and CLL due to its inhibition of c-fms, IRAK1, JAK2 and FLT3. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

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

Pacritinib was evaluated in two Phase 3 clinical trials, collectively known as the PERSIST program, for patients with myelofibrosis. The PERSIST-1 trial evaluated pacritinib in a broad set of patients without limitations on platelet counts, and the PERSIST-2 trial evaluated pacritinib in patients with low platelet counts. Myelofibrosis is a rare blood cancer associated with significantly reduced quality of life and shortened survival. As the disease progresses, the body slows production of important blood cells and within one year of diagnosis, the incidence of disease-related thrombocytopenia (very low blood platelet counts), severe anemia and red blood cell transfusion requirements increase significantly. Among other complications, most patients with myelofibrosis present with enlarged spleens (splenomegaly), as well as many other potentially devastating physical symptoms such as abdominal discomfort, bone pain, feeling full after eating little, severe itching, night sweats and extreme fatigue. Currently patients with very low blood platelets, so called severe thrombocytopenia, (<50,000/µL) have limited or no effective treatment options. Myelofibrosis patients with severe thrombocytopenia have poor survival following discontinuation of therapy with the approved JAK1/JAK2 therapy. We believe pacritinib may offer effective treatment of splenomegaly and disease-related symptoms in patients with severe thrombocytopenia.

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

The following table shows the proportion of patients randomized to pacritinib or BAT who achieved a ≥35 percent SVR from baseline at Week 24 or up to Week 24 in the intent-to-treat, or ITT, population or evaluable patient population. The greatest difference in treatment arms was observed in evaluable patients with the lowest platelet counts (<50,000/µL platelets) (33.3 percent with pacritinib vs 0 percent with BAT) (p=0.037).

Spleen Volume Reduction of ≥35 Percent at Week 24 by Platelet Levels

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

The most common adverse events, occurring in 10 percent or more of patients treated with pacritinib within 24 weeks, of any grade, were: mild to moderate diarrhea, nausea, anemia, thrombocytopenia and vomiting. Of the patients treated with pacritinib, three discontinued therapy and 13 patients required dose interruption (average one week) for diarrhea. Patients received a daily full dose of pacritinib over the duration of treatment. Gastrointestinal symptoms typically lasted for approximately one week and few patients discontinued treatment due to side effects. There were no Grade 4 gastrointestinal events reported.

In December 2015, primarily based on the results of the PERSIST-1 trial, we submitted a NDA to the FDA, for pacritinib requesting U.S. marketing approval of pacritinib for the treatment of patients with intermediate and high-risk myelofibrosis with low platelet counts of less than 50,000 per microliter (<50,000/µL).

The PERSIST-2 trial was a randomized (2:1), open-label, multi-center registration-directed Phase 3 trial evaluating pacritinib compared to BAT, including the approved JAK inhibitor dosed according to product label, for patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter (≤100,000/µL). Patients were randomized to receive 200 mg pacritinib twice daily, 400 mg pacritinib once daily or BAT. In October 2013, we reached an agreement with the FDA on a Special Protocol Assessment, or SPA, for the PERSIST-2 trial regarding the planned design, endpoints and statistical analysis approach of the trial. The SPA is a written agreement between us and the FDA regarding the design, endpoints and planned statistical analysis approach of the trial to be used in support of a NDA submission. Under the SPA, the agreed upon co-primary endpoints are the percentage of patients achieving a 35 percent or greater SVR measured by MRI or CT scan from baseline to Week 24 of treatment and the percentage of patients achieving a TSS reduction of 50 percent or greater using eight key symptoms as measured by the modified MPN-SAF TSS 2.0 diary from baseline to Week 24. The design of PERSIST-1 and PERSIST-2 allowed for patients on the BAT arm to crossover and receive treatment with pacritinib if their disease progresses or after they achieve the 24-week measurement endpoint. Although crossover design of clinical trials may confound evaluation of survival, such designs are frequently used in cancer studies, and the FDA has approved multiple oncology drugs that utilized crossover design in Phase 3 trials.

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

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib clinical studies. A full clinical hold is a suspension of the clinical work requested under the investigational new drug, or an IND, application. Under the full clinical hold, all patients on pacritinib at the time of the hold order were required to discontinue pacritinib immediately and no new patients could be enrolled or start pacritinib as initial or crossover treatment. In its written notification, the FDA cited the reasons for the full clinical hold were interim overall survival results from the PERSIST-2 Phase 3 trial showing a detrimental effect on survival consistent with the results from PERSIST-1. The deaths in PERSIST-2 in pacritinib-treated patients include intracranial hemorrhage, cardiac failure and cardiac arrest. In connection with the full clinical hold, the FDA recommended that we conduct Phase 1 dose exploration studies of pacritinib in patients with myelofibrosis, submit final clinical study reports, or CSRs, and datasets for PERSIST-1 and PERSIST-2, provide certain notifications, revise relevant statements in the related Investigator’s Brochure and informed consent documents and make certain modifications to protocols. In addition, the FDA recommended that we request a meeting prior to submitting a response to full clinical hold. As a result of the full clinical hold of pacritinib, the SPA agreement is no longer binding for PERSIST-2, and we withdrew the NDA.

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

The PERSIST-2 trial met one of the co-primary endpoints showing a statistically significant SVR in patients treated with pacritinib combining the once- and twice-daily arms compared to BAT. The PERSIST-2 trial did not meet the other co-primary endpoint of greater than 50 percent reduction in TSS. Although secondary objectives could not be evaluated formally due to the study not achieving one of the primary objectives, when the two pacritinib dosing arms were evaluated separately versus BAT, pacritinib given twice daily showed a higher percent of SVR and TSS responses compared to BAT; whereas, pacritinib given once daily showed only a higher percent SVR responses compared to BAT.

Spleen Volume Reduction of ≥35 Percent; Total Symptom Score Reduction of ≥50 Percent at Week 24

	Co-Primary Pacritinib BID + QD (n=149)	Secondary Pacritinib BID (n=74)	Secondary Pacritinib QD (n=75)	BAT (n=72)
Percent of Patients with ≥35% SVR from baseline to Week 24	18% (n=27;p=0.001)	22% (n=16;p=0.001)	15% (n=11;p=0.017)	3% (n=2)
Percent of Patients with ≥50% reduction in TSS from baseline to Week 24	25% (n=37;p=0.079)	32% (n=24;p=0.011)	17% (n=13;p=0.652)	14% (n=10)

A post-hoc analysis of TSS was conducted evaluating the response rates when the symptom fatigue was removed from calculation of patient symptom improvement. The approved JAK2 inhibitors ruxolitinib and fedratinib used this same approach for the assessment of TSS improvement in their pivotal approval studies. Once the term fatigue is removed the TSS response rates were 31% for the combined pacritinib arms (p=0.014), 35% for pacritinib BID (p=0.0075), 27% for pacritinib QD (p=0.11) and 15% for BAT.

A total of 45 percent of the BAT patients randomized received ruxolitinib at some point on the study.

There was no significant difference in overall survival, or OS, across treatment arms, censored at the time of clinical hold. Hazard ratios (95 percent confidence intervals, or CI) were, 0.9 (0.47, 1.73) for the combined pacritinib arms vs. BAT, 0.68 (0.30, 1.53) for pacritinib BID versus BAT and 1.18 (0.57, 2.44) for pacritinib QD versus BAT. Overall mortality rates at that time were comparable between arms: 9 percent BID versus 14 percent QD and 14 percent BAT.

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

In January 2017, the FDA removed the full clinical hold following review of our complete response submission which included, among other items, final Clinical Study Reports for both PERSIST-1 and -2 trials and a dose-exploration clinical trial protocol that the FDA requested. At that time, the PAC203 trial was designed to enroll up to approximately 105 patients with primary myelofibrosis and who had failed prior ruxolitinib therapy across three dose regimens of pacritinib, 100 mg QD, 100 mg BID and 200 mg BID, to evaluate the dose response relationship for safety and efficacy (SVR at 12 and 24 weeks). The 200 mg BID dose was selected as the top dose based upon observations from the completed PERSIST-2 study. In PAC203, the entry criteria were modified to exclude patients with a history of cardiac and/or bleeding events and additional dose modification guidelines were implemented for the management of treatment-emergent cardiac and or bleeding events. The first patient in the PAC203 trial was enrolled in July 2017. In April 2018, we amended the protocol to expand the sample size to a maximum of 150 patients (or 50 patients per arm) to collect additional data for the safety and efficacy analyses. In July 2018, we announced that the IDMC for the PAC203 trial completed its planned interim data review of the PAC203 trial and that the IDMC did not identify any drug- or dose-related safety concerns and did not identify any concerns about cardiac or bleeding events. Following meetings with the FDA and European Medicines Agency, or EMA, and consultation with the IDMC, we eliminated the interim efficacy analysis and focused the second interim data review, and all subsequent data reviews, on an assessment of safety. The protocol was amended to reflect this change and submitted to FDA. In October 2018, we announced the continuation of the PAC203 Phase 2 study without modification, following a planned second interim data review by the IDMC. The IDMC did not identify significant drug- or dose-related safety concerns and specifically did not identify any concerns around hemorrhagic or cardiac toxicity. A complete dataset from the fully enrolled study (including efficacy, safety, pharmacokinetic and pharmacodynamic data) will be used to determine the optimal dose of pacritinib for further clinical development, as requested by the FDA. The PAC203 study was fully enrolled in December 2018. In January 2019, the IDMC completed its planned third interim safety review and recommended that the study continue without modification.

In December 2019, we announced top-line efficacy and safety data for the PAC203 trial. Pacritinib was shown to be generally well tolerated across dosing cohorts. The majority of non-hematological adverse events were mild or moderate in severity and, with the exception of diarrhea, were considered unlikely related to pacritinib. The most common non-hematologic AEs were gastrointestinal, including diarrhea (23.6%) and nausea (23.6%), and occurred more commonly in patients treated at 200 mg BID (31/54, 57.4%) than at lower doses (100 mg BID: 23/55, 41.8%, 100 mg QD: 22/52, 42.3%). These events were largely grade 1 or 2 in severity. Diarrhea was generally manageable with standard antidiarrheal agents, and only one patient (at 200mg BID) required drug discontinuation due to any gastrointestinal event (diarrhea).

The most common hematologic AEs were thrombocytopenia and anemia, both occurring at higher frequencies at the 200 mg BID dose (35.2 percent and 24.1 percent respectively); this did not, however, lead to higher rates of Grade 3/4 hemorrhage at higher doses (200 mg BID: 5.6 percent; 100 mg BID: 0 percent; 100 mg QD: 7.7 percent; all Grade 3). Similarly, the highest dose saw no excess in Grade 3/4 cardiac (200 mg BID: 3.7 percent; 100 mg BID: 7.3 percent; 100 mg QD: 5.8; all grade 3). There were 10 Grade 5 (fatal) AEs: 3 at 200 mg BID (sepsis, respiratory failure, subdural hematoma), 3 at 100 mg BID (disease progression, subdural hemorrhage, heart failure), and 4 at 100 mg QD (disease progression, general physical health deterioration, sepsis, tuberculosis).

The 200 mg BID arm had the highest observed rates of SVR ≥35 percent (200 mg BID: 9.3 percent; 100 mg BID: 1.8 percent; 100 mg QD: 0.0 percent). Of the 5 patients with SVR ≥35 percent at the 200 mg BID dose, 4 had platelet counts <50,000/µL, representing a 17 percent (4/24) response rate among patients with severe thrombocytopenia. Though a dose response relationship was not observed in total symptom score (TSS) based on the threshold of 50 percent reduction in symptom score, the median percent decrease in TSS (including fatigue) did show deeper reductions with escalating doses, with best response at 200 mg BID. At Week 24, the percent change in TSS from baseline was highest in the 200 mg pacritinib

BID group (median ‑27.3%) compared with the other treatment groups (100 mg pacritinib BID group: median ‑16.0%; 100 mg pacritinib QD group: median ‑3.1%). Of the TSS (including fatigue) responders, baseline cytopenias were common: 8 of 12 had hemoglobin <10g/dL, and 4 of 12 had platelet counts <50,000/µL.

In June 2019, we attended a Type B meeting with the FDA to review the results of the PAC203 study. Based on FDA feedback at that meeting, we designed a randomized Phase 3 study of pacritinib to compare the safety and efficacy of 200 mg BID of pacritinib to Physician's Choice in adult myelofibrosis patients with severe thrombocytopenia (platelet count of less than 50,000 per microliter) an indication that has been recognized by the FDA as an important unmet serious medical need. In July 2019, we received scientific advice from the EMA on the study’s design.

The selection of the 200 mg BID dose and dosing schedule for the Phase 3 study was determined using the results of the PAC203 study together with dose- and exposure-response analyses using all available data from pacritinib clinical trial. In July 2019, a draft protocol for that Phase 3 study was submitted to the FDA and we received their feedback on the design in September 2019 and October 2019, which included a suggestion that we amend the design to include change in total symptom score, or TSS, as a co-primary endpoint. We completed a Type C meeting with the FDA in December 2019 and received additional input from the FDA on key elements of the design of the Phase 3 study including changes that could allow for an accelerated approval NDA filing and that we would power the study for TSS but it would remain a secondary endpoint.

In January 2020, we had a Type A meeting with the FDA and reached an agreement on the final design changes to the Phase 3 study including changes to the statistical analysis plan that would allow for an accelerated approval pathway for pacritinib. We will be amending the PACIFICA pivotal Phase 3 trial protocol to allow for the primary analysis of SVR rates on the first 168 patients, with an end-of-study analysis of TSS and OS following the full enrollment of 348 patients. If the primary endpoint of SVR is met following the planned review of data from the first 168 patients, we intend to submit an NDA under the FDA’s regulations for the Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses, 21 C.F.R. subpart H, subject to review of all available efficacy and safety data. Conversion to a regular approval of pacritinib would be anticipated following a statistically significant successful end-of-study assessment of the secondary efficacy endpoint of TSS, no survival detriment for the pacritinib arm and the completion of post-marketing requirements. Based on the new trial design, we expect to report primary SVR data by the end of 2021, with a potential NDA filing in early 2022 if the SVR data is positive. Final study efficacy data is expected in 2023.

Marketing Authorization Application

The MAA for pacritinib was submitted to the EMA in February 2016 with an indication statement based on the PERSIST-1 trial data. In its initial assessment report, the CHMP determined that the original application was not approvable at that point in the review cycle because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. Subsequent to the filing of the original MAA, data from the second Phase 3 trial of pacritinib, PERSIST-2, were reported to the EMA.

Following discussions with the EMA about how PERSIST-2 data might address the major objections and potential methods to integrate the data into the current application, we withdrew the original MAA, and submitted a new application for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). The new MAA was validated by the EMA in July 2017. Validation confirms that the submission is complete and initiates the centralized review process by the CHMP.  The CHMP review period is 210 days, excluding question or opinion response periods, after which the CHMP opinion is reviewed by the European Commission, which usually issues a final decision on EU authorization within three months. If authorized, pacritinib would be granted a marketing license valid in all 28 EU member states, Norway, Iceland and Liechtenstein.

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

Development in Other Indications

In December 2014, we announced results of a preclinical analysis of kinase inhibition by pacritinib that demonstrated a unique kinome profile among agents in development for myelofibrosis and suggests potential therapeutic benefit across a broad spectrum of blood-related cancers. Pacritinib’s potent inhibition of IRAK1 and CSF1R highlight its potential therapeutic utility in other diseases, such as MDS, CLL, graft versus host disease, or GvHD, autoimmune diseases and breast cancer, some of which are currently being evaluated in investigator sponsored trials, or ISTs.

In October 2016, we regained worldwide rights for the development and commercialization of pacritinib following termination of the Pacritinib License Agreement with Baxalta. For additional information relating to the termination of the Pacritinib License Agreement, see “License Agreements - Baxalta” below.

License Agreements

Baxalta

In November 2013, we entered into a Development, Commercialization and License Agreement, dated as of November 14, 2013, with Baxter International Inc., or Baxter, for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas, or the Pacritinib License Agreement, which was subsequently amended in June 2015. Baxter assigned its rights and obligations under the Pacritinib License Agreement to Baxalta. Under the Pacritinib License Agreement, we granted to Baxter an exclusive, worldwide (subject to co-promotion rights discussed below), royalty-bearing, non-transferable, and (under certain circumstances outside of the United States) sub-licensable license to our know-how and patents relating to pacritinib.

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

S*BIO

We acquired the compounds SB1518 (which is referred to as “pacritinib”) and SB1578, which inhibit JAK2 and FLT3, from S*BIO in May 2012. Under our agreement with S*BIO, we are required to make milestone payments to S*BIO up to an aggregate amount of $132.5 million if certain U.S., EU and Japanese regulatory approvals are obtained and if certain worldwide net sales thresholds are met in connection with any pharmaceutical product containing or comprising any compound that we acquired from S*BIO for use for specific diseases, infections or other conditions. At our election, we may pay up to 50 percent of any milestone payments to S*BIO through the issuance of shares of our common stock or shares of our preferred stock convertible into our common stock. In addition, S*BIO will be entitled to receive royalty payments from us at incremental rates in the low single-digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

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

Other Agreements

We have several agreements with contract research organizations, or CROs, third-party manufacturers and distributors that have durations of greater than one year for the development and distribution of certain of our compounds.

Patents and Other Intellectual Property Rights

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the United States and various other countries seeking protection of inventions originating from our research and development, and we have also obtained rights to various patents and patent applications under licenses with third parties and through acquisitions. We have pending patent applications or issued patents in the United States and foreign countries directed to pacritinib and other product candidates. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained.

Our U.S. and foreign composition of matter patents for pacritinib expire as follows: U.S. patents expire in May 2028 (method) / January 2029 (compound) / March 2030 (salt); foreign patents expire in November 2026 (method and compound) / December 2029 (salt). We expect our U.S. and foreign patent applications for use of pacritinib for treating transplant rejection will expire in 2036.

Each patent may be eligible for future patent term restoration of up to five years under certain circumstances. Also, regulatory exclusivity tied to the protection of clinical data may be complementary to patent protection. During a period of regulatory exclusivity, competitors generally may not use the original applicant’s data as the basis for a generic application. In the United States, the data protection generally runs for five years from first marketing approval of a new chemical entity, extended to seven years for an orphan drug indication. Pacritinib has orphan drug designation for myelofibrosis in the United States and the European Union.

In addition to our patent rights, we rely, to the extent possible, on trade secrets and contractual protections for our know-how and other unpatented technology. Ultimately, to the extent any of our product candidates are not protected by patent rights, our competitors would be free to use inventions embodied in our product candidates to which they have access to compete with us.

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

Pacritinib may compete with Jakafi®, which is marketed by Incyte in the United States and Novartis ex-United States and Inrebic®, which is marketed by Bristol-Myers Squibb globally. If approved, we may face competition from other candidates in development that target JAK inhibition to treat cancer such as momelotinib (Sierra Oncology).

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

Government Regulation

We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. In addition to FDA regulation, we are also subject to additional legal and regulatory requirements at both the federal and state levels in the United States. Our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union are addressed in a centralized way through the EMA and the European Commission, but country-specific regulation by the competent authorities of the EU member states remains essential in many respects.

U.S. Regulation

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations, including through review and approval of NDAs. NDAs require extensive studies and submission of a large amount of data by the applicant. There are also additional laws and regulations, administered by the FDA and other government agencies, that are applicable to the development, approval, manufacture, marketing, promotion, sale, pricing and distribution of drugs.

Drug Development

Preclinical Testing. Before testing any compound in human subjects in the United States, a company must generate extensive preclinical data. Preclinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. Animal studies must be performed in compliance with the FDA’s Good Laboratory Practice regulations and the U.S. Department of Agriculture’s Animal Welfare Act.

IND Application. Human clinical trials in the United States cannot commence until an IND application is submitted and becomes effective. A company must submit preclinical testing results to the FDA as part of the IND application, and the FDA must evaluate whether there is an adequate basis for testing the drug in initial clinical studies in human volunteers. Unless the FDA raises concerns, the IND application becomes effective 30 days following its receipt by the FDA. Once human clinical trials have commenced, the FDA may stop the clinical trials by placing them on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

Clinical Trials. Clinical trials involve the administration of the drug to healthy human volunteers or to patients, under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA’s bioresearch monitoring regulations and GCP requirements, which establish standards for conducting, recording data from and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is reviewed by the FDA as part of the IND application. In addition, each clinical trial must be reviewed, approved, and conducted under the auspices of an institutional review board, or IRB, at the institution conducting the clinical trial. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial and timely reporting adverse events. Foreign studies conducted under an IND application must meet the same requirements that apply to studies being conducted in the United States. Data from a foreign study not conducted under an IND application may be submitted in support of an NDA if the study was conducted in accordance with GCP and the FDA is able to validate the data.

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

The FDA and IND application sponsor may agree in writing on the design and size of clinical trials intended to form the primary basis of an effectiveness claim in an NDA application. This process is known as a SPA. These agreements may not be changed after the clinical trials begin, except in limited circumstances. The existence of a SPA, however, does not assure approval of a product candidate. For additional information relating to drug development, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Drug Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including information on the manufacture and composition of the investigational product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort and financial resources. Submission of an NDA requires payment of a substantial review user fee to the FDA. The FDA will review the application and may deem it to be inadequate to support commercial marketing, and there can be no assurance that any product approval will be granted on a timely basis, if at all. The FDA may also seek the advice of an advisory committee, typically a panel of clinicians practicing in the field for which the product is intended, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee. We are not permitted to market our drugs in the United States until we receive approval of an NDA from the FDA.

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

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes or making certain additional labeling claims, are subject to further FDA review and approval. Obtaining approval for a new indication generally requires that additional clinical trials be conducted. For additional information relating to drug development, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Post-Approval FDA Requirements

Holders of an approved NDA are required to: (i) report certain adverse reactions to the FDA; (ii) comply with certain requirements concerning advertising and promotional labeling for their products; and (iii) continue to have quality control and manufacturing procedures conform to cGMP after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing and distribution facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the area of production, quality control and distribution to maintain cGMP compliance. Future FDA inspections may identify compliance issues at manufacturing facilities that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market. Failure to comply with applicable U.S. requirements may subject us to administrative or judicial sanctions, such as clinical holds, FDA refusal to approve pending NDAs or supplemental applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution. For additional information relating to post-approval requirements, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Advertising and Promotion

Under the FDCA and other laws, we are prohibited from promoting our products for off-label uses, or uses not approved by the FDA. This means that in the U.S., we may not make claims about the safety or effectiveness of our products and may not proactively discuss or provide information on the uses of our products that are not approved by the FDA, unless otherwise allowed by the FDA by policy or other guidance. Marketing of prescription drugs is also subject to additional laws and regulations through federal and state agencies tasked with consumer protection. After approval in the U.S., we must comply with these law and regulations, as well as FDA’s regulation of drug promotion and advertising, including restrictions on off-label promotion. For additional information relating to restrictions related to advertising and promotion, see Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.
Health Care Fraud and Abuse
If we receive approval for one or more of our products in the United States, our operations and business arrangements with third-parties (including but not limited to researchers, healthcare professionals, consultants, payors, and customers) will be subject to additional healthcare laws, regulations and enforcement by federal and state governments in the United States. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, price reporting, and physician sunshine laws.
Anti-Kickback Laws
The Anti-Kickback Statute prohibits companies and individuals from offering, paying, soliciting, or receiving remuneration to induce or reward referrals of business that will be paid for by federal health care programs, such as Medicare and Medicaid. We are also required to comply with other state anti-kickback statutes and other limitations on gifts and payments to physicians and reporting of payments to certain third parties, among other requirements. Failure to abide by anti-kickback statutes can result in civil and criminal enforcement actions and/or sanctions. Likewise, federal and state false claims laws, including the federal False Claims Act and similar state statutes, prohibit knowingly submitting, or causing to be submitted, false claims or false or fraudulent statements material to a false claim to government health care programs. Pharmaceutical companies are frequent targets of false claims lawsuits, which may result in treble damages, penalties, and potential exclusion from participation in government healthcare programs. The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Anti-kickback laws, false claims laws, and civil monetary penalty statutes often overlap and may also be enforced in conjunction. Some of our pre-commercial activities are subject to these laws. For additional information relating to our obligations under health care fraud and abuse laws, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act of 1977, or FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The United States Department of Justice and Securities and Exchange Commission jointly enforce the FCPA, and those agencies have, in recent years, emphasized FCPA enforcement against pharmaceutical companies. In some countries, we may interact with health care professionals or other officials that meet the definition of a foreign government official for the purposes of the FCPA. We are subject to the FCPA’s prohibitions against unauthorized payments or offers of payments by our employees or agents. If we were determined to have violated the FCPA, we could be subject to substantial fines, penalties, and other legal or equitable sanctions. For additional information relating to our obligations under the FCPA and anti-bribery laws, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Third-Party Reimbursement
The coverage and reimbursement status of our products, if and when approved, is subject to significant uncertainty. Sales of and revenue from our products will depend on coverage and reimbursement decisions by third-party payors, including government health programs, managed care organizations, and private health insurers. Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction, or denial by payors. Government health programs, private insurers, are increasingly trying to reduce the costs of pharmaceuticals, and any future legislative, regulatory, or contractual developments could affect the coverage and reimbursement status of our products, if and when approved. For additional information relating to product reimbursement, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Data Privacy and Protection

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and implementing regulations, create requirements relating to the privacy and security of individually identifiable health information. HIPAA regulations govern the manner in which certain health information may be used and disclosed, and require the adoption of administrative, physical, and technical safeguards to protect such information. HIPAA and HITECH requirements are applicable to covered entities, which are (1) health plans, (2) health care clearinghouses, and (3) health care providers who electronically transmit certain health information. Those requirements are also applicable, in many instances, to business associates of covered entities. In some cases, depending on our business operations and contractual agreements, including through the conduct of clinical trials, we are subject to HIPPA requirements. Non-compliance with these laws and regulations can result in significant fines, penalties, damages, loss of goodwill or business opportunities, and reputational harm. There are also additional federal, state, and local privacy laws and regulations in the U.S. that may apply to us now or in the future and that require that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The law requires businesses collecting information about California consumers to disclose what personal information is collected about a consumer and the purposes for which that personal information is used, disclose what personal information is sold or shared for a business purpose, and to whom, and delete information or stop selling such information upon request (subject to exceptions). For additional information relating to our obligations under data privacy laws, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Non-U.S. Regulation

Before our medicinal products can be marketed outside of the United States, they must be subject to regulatory approval similar to that required in the United States. The requirements governing the conduct of clinical trials, including requirements to conduct additional clinical trials, product licensing, safety reporting, post-authorization requirements, marketing and promotion, interactions with healthcare professionals, pricing and reimbursement may vary widely from country to country. No action can be taken to market any product in a country until an appropriate approval application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices may not be approved for such product.

Conduct of clinical trials in the European Union

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls. Although EU Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive, has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, EU Member States have transposed and applied the provisions of the Clinical Trials Directive in a manner that is not always uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. The European Union has, therefore, adopted Regulation (EU) No 536/2014, or the Clinical Trials Regulation. The Clinical Trials Regulation, which will replace the Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the European Union, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results. The effectiveness of the Clinical Trials Regulation has been postponed several times due to technical difficulties with the underlying IT systems that are still ongoing. Currently it is expected to become effective sometime in 2020.

Clinical trials must currently be conducted in accordance with the requirements of the Clinical Trials Directive and applicable good clinical practice standards, as implemented into national legislation by the individual EU Member States. Under the current regime, before a clinical trial can be initiated it must be approved in each EU Member State where there is a site at which the trial is to be conducted by two separate entities: the National Competent Authority, or NCA, and one or more Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU Member State where they occur.

In the European Union, pediatric data or an approved Pediatric Investigation Plan, or PIP, or deferral or waiver, must be approved by the European Medicines Agency, or EMA, prior to submission of a marketing authorization application to the EMA or to the competent authorities of the EU Member States; an application must include the results of studies as described in an approved PIP, unless the medicine is exempt because of a deferral or waiver. In most EU countries, companies are also required to have an approved PIP before enrolling pediatric patients in a clinical trial.

Marketing authorization procedures in the European Union and post-marketing obligations

In the European Union, medicinal products may only be placed on the market after a related marketing authorization, or MA, has been granted. Marketing authorizations for medicinal products can be obtained through several different procedures founded on the same basic regulatory process. These are through the centralized procedure, the mutual recognition procedure, the decentralized procedure, or a national procedure (for medicinal products sold in a single EU Member State only). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and certain other new medicinal products containing a new active substance for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases. It is optional for medicinal products containing a new active substance that is not yet authorized in the European Economic Area, or the EEA, and for medicinal products that constitute significant therapeutic, scientific or technical innovations, or for which grant of a marketing authorization through the centralized procedure would be in the interest of patients or animal health at EU level. The centralized procedure allows a company to submit a single application to the EMA which will provide a positive opinion regarding the application if it meets certain quality, safety, and efficacy requirements. Based on the positive opinion of the Committee for Medicinal Products for Human Use, or CHMP, at EMA, the European Commission has final authority for granting the marketing authorization within 67 days after receipt of the CHMP opinion to grant a centralized marketing authorization which is valid in all 28 EU Member States and three of the four European Free Trade Association, or EFTA countries (Iceland, Liechtenstein and Norway).

The decentralized authorization procedure permits companies to file identical applications for authorization to the competent authorities in several EU Member States simultaneously for a medicinal product that has not yet been authorized in any EU Member State. The competent authority of a single EU Member State, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned member states, are subsequently required to grant marketing authorization for their territories on the basis of this assessment. The only exception to this is where the competent authority of an EU Member State considers that there are concerns of potential serious risk to public health related to authorization of the product. In these circumstances the matter is submitted to the Heads of Medicines Agencies, or CMDh, for review. The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. The national marketing authorization procedure is founded on the same basic EU regulatory process as the other marketing authorization procedures discussed herein. The national marketing authorization procedure, which is increasingly rare, permits a company to submit an application to the competent authority of a single EU Member State and, if successful, to obtain a marketing authorization that is valid only in this EU Member State.

The maximum timeframe for the evaluation of a marketing authorization application in the European Union is 210 days, subject to extension if additional questions need to be addressed. The initial marketing authorization granted in the European Union is valid for five years. The authorization may be renewed and remain valid for an unlimited period unless the national competent authority or the European Commission decides on justified grounds to proceed with one additional five year renewal period; applications for renewal must be made to the EMA at least nine months before the five-year period expires. The renewal of a marketing authorization is subject to a re-evaluation of the risk-benefit balance of the product by the national competent authorities or the EMA.

Similar to accelerated approval regulations in the United States, conditional marketing authorizations can be granted in the European Union by the European Commission in exceptional circumstances. A conditional marketing authorization can be granted for medicinal products where, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, a number of criteria are fulfilled; i) the benefit/risk balance of the product is positive, ii) it is likely that the applicant will be in a position to provide the comprehensive clinical data, iii) unmet medical needs will be fulfilled by the grant of the marketing authorization and iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization must be renewed annually. Under the provisions of the conditional marketing authorization for PIXUVRI, our former product candidate, we were required to complete a post-marketing Phase 3 study to further investigate the effects of using PIXUVRI in a defined group of patients who had received prior treatment with rituximab. We submitted the related clinical study report to the EMA in November 2018.

In the European Union, innovative medicinal products that are subject to marketing authorization on the basis of a full dossier and which do not fall within the scope of the concept of global marketing authorization qualify for eight years of data exclusivity upon marketing authorization and ten years of market exclusivity. The eight years' data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data in assessing an application for authorization of a generic or biosimilar medicinal product for eight years from the data of authorization of the innovative product. After this period has expired a generic or biosimilar marketing authorization application may be submitted, and the innovator’s data may be referenced in the application. However, even if the generic product or biosimilar products is authorized it cannot be marketed in the European Union during the ten year marketing exclusivity period. This market exclusivity period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Pricing and reimbursement in the European Union

Even if a product is subject to a marketing authorization in the European Union, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. The EU Member States have the power to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product. Alternatively, it may adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

In a number of EU Member States we may be subject to cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including countries representing major markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted; ultimately, HTA measures the added value of a new health technology compared to existing ones. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. This legislative proposal is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal provides that EU Member States will be able to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual EU Member States, but there can be no assurance that the draft HTA regulation will not have effects on pricing and reimbursement decisions.

Therefore, we will need to expend significant effort and expense to establish and maintain reimbursement arrangements in the various countries comprising the European Union and may never succeed in obtaining widespread reimbursement arrangements therein.

Post-Approval Regulation

Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU laws and the related national laws of individual EU Member States governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of marketing authorization, may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The holder of an EU marketing authorization for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. These rules can impose on holders of marketing authorization granted through the centralized marketing authorization procedure the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine's safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. Marketing authorization holders are required to prepare Periodic Safety Update Reports in relation to medicinal products for which they hold marketing authorizations. The EMA reviews Periodic Safety Update Reports for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing marketing authorization for the product be suspended, withdrawn or varied. The Agency can advise that the marketing authorization holder be obliged to conduct post-authorization Phase IV safety studies. The EMA opinion is submitted to the European Commission for its consideration. If the Commission agrees with the opinion, it can adopt a decision varying the existing marketing authorization. Failure by the marketing authorization holder to fulfill the obligations for which the European Commission's decision provides can undermine the on-going validity of the marketing authorization.
More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the marketing authorization for the product or imposition of financial penalties or other enforcement measures.

The manufacturing process for medicinal products in the European Union is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union. Similarly, the distribution of medicinal products into and within the European Union is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States.

We and our third-party manufacturers are subject to cGMP, which are extensive regulations governing manufacturing processes, stability testing, record keeping, and quality standards as defined by the EMA, the European Commission, the competent authorities of EU Member States and other regulatory authorities. Companies may be subject to civil, criminal or administrative sanctions. These include suspension of manufacturing authorization in case of non-compliance with the EU or EU Member States’ requirements governing the manufacturing of medicinal products.
Sales and Marketing Regulations

In the European Union, the advertising and promotion of our products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the European Union. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

Anti-Corruption Legislation

Our business activities outside of the United States are subject to anti-bribery or anti-corruption laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct or rules of other countries in which we operate, including the U.K. Bribery Act of 2010.

Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct developed at both EU level and in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. Violation of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States also must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Data Privacy and Protection

Data protection laws and regulations have been adopted at the EU level with related implementing laws in individual EU Member States which impose significant compliance obligations. For example, the EU General Data Protection Regulation, which entered into force in May 2018, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting and provides for significant monetary and other sanctions in the case of non-compliance.

As the General Data Protection Regulation entered into force recently, guidance on implementation and compliance practices are still being developed, updated or otherwise revised. Although the General Data Protection Regulation is intended to provide for a high level of harmonization across the EU, Member States may still implement certain variations, and data protection authorities may enforce the General Data Protection Regulation and national laws differently, which adds to the complexity of processing personal data in the European Union.

Furthermore, there is a trend towards the public disclosure of clinical trial data in the European Union which also adds to the complexity of processing health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation (which is replacing the EU Clinical Trials Directive), EMA disclosure initiatives, and voluntary commitments by industry, among other sources. Failing to comply with these obligations could lead to government investigations, enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the General Data Protection Regulation, further adds to the complexity that we face with regard to data protection regulation.

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

Employees

As of December 31, 2019, we employed 25 individuals in the United States, and all of them were full-time employees. Our employees do not have a collective bargaining agreement. We believe our relations with our employees are good.

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

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including “CTI BioPharma.” Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of December 31, 2019, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

Our prospects are dependent on the successful development, regulatory approval and commercialization of pacritinib and we may be unsuccessful in such efforts.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize pacritinib. Pacritinib, our sole product candidate in active development, has not yet received regulatory approval. Our ability to discover and develop drug candidates and to commercialize additional drug products will depend on our ability to:

•hire and retain key employees;

•identify high quality therapeutic targets;

•identify potential drug candidates;

•develop products internally or license drug candidates from others;

•identify and enroll suitable human subjects, either in the United States or abroad, for our clinical trials;

•complete laboratory testing;

•commence, conduct and complete safe and effective clinical trials on humans;

•obtain and maintain necessary intellectual property rights to our product candidates;

•obtain and maintain necessary regulatory approvals for our products, both in the United States and abroad;

•enter into arrangements with third parties to provide services or to manufacture our product candidates on our behalf;

•deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions in compliance with all applicable laws; and

•obtain appropriate coverage and reimbursement levels for the cost of our products from governmental authorities, private health insurers and other third-party payors.

We have limited experience with many of the activities listed above and may not be successful in discovering, developing, or commercializing product candidates. Discovery and development of drug candidates are expensive, uncertain and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. Of the compounds that we identify as potential drug products or that we may in-license from other companies, only a few, if any, are likely to lead to successful drug development programs and commercialized drug products.

In addition, obtaining regulatory approval requires substantial time, effort and financial resources, and without additional financing, we lack sufficient resources to pursue the development of pacritinib. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we will need to seek additional funding, which may not be available or may not be available on favorable terms. The amount of financing we require is dependent on many factors, such as the number of clinical trial sites, the number of patients in the trial, the pace of patient enrollment and other matters that may impact clinical development, including changes to the trial that we may initiate or that may be requested by the FDA or other regulators, and there can be no assurance as to the amount of funding necessary to fund the development of pacritinib to completion. We could also seek another collaborative partnership for the development and commercialization of pacritinib, which may not be available on reasonable terms or at all. If we partner pacritinib, we may have to relinquish valuable economic rights and would potentially forgo additional economic benefits that could be realized if we continued the development and commercialization activities alone. Even if pacritinib receives approval from the FDA, EMA or other regulatory authorities, we would need to incur significant expenses to support the commercialization and launch of pacritinib, which investment may never be realized if sales are insufficient. As our sole product candidate in active development, our prospects are dependent upon the successful development, approval and commercialization of pacritinib. If we fail to obtain regulatory approval and successfully commercialize pacritinib, our business would be materially and adversely impacted as we have no other product candidates in active clinical development.

We face direct and intense competition from our competitors in the biotechnology and pharmaceutical industries, and we may not compete successfully against them.

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically, if we are successful in bringing pacritinib to market, pacritinib may face competition from the currently approved JAK1/JAK2 inhibitors, Jakafi® / Jakavi® and Inrebic® (fedratinib). Celgene announced FDA approval of Inrebic® for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis. Pacritinib may also face competition from momelotinib, which Sierra Oncology acquired from Gilead. In June 2019, Sierra Oncology announced that momelotinib was granted fast track designation by the FDA and launched a Phase 3 clinical trial in November 2019.

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

The development and ongoing clinical trials for pacritinib and other compounds we may develop may not be successful and, even if they are, the resulting products may never be successfully developed into commercial products or gain market acceptance among physicians, patients, healthcare payors or the medical community. Even if we are successful in our clinical trials and in obtaining other regulatory approvals, our products may not reach or remain in the market for a number of reasons including:

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

•they may be uneconomical to produce;

•the timing of market introduction of pacritinib and other compounds we may develop and competitive products may be inopportune;

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

If we are unable to adequately prepare the market for the potential future commercialization of a product, we may not be able to generate product revenue once marketing authorization is obtained. We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have limited commercialization expertise, including sales, marketing or distribution capabilities. Advancing pacritinib through Phase 3 development and regulatory approval will require us to begin commercialization preparation activities and incur related expenses before we obtain final trial results and know whether PACIFICA will support regulatory approval. These activities will include, among other things, the development of an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel. If we are unable to adequately prepare the market for the potential future commercialization of pacritinib, we may not be able to generate product revenue once marketing authorization is obtained.

Additionally, if we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements on commercially reasonable terms, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

Pacritinib or other compounds we may develop may cause undesirable side effects or have other properties that could halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

It is possible that the FDA or foreign regulatory authorities may not agree with our assessment of the safety profile of pacritinib or other compounds we may develop in the future. Undesirable side effects caused by pacritinib could cause us, institutional review boards, our contract research organizations, or CROs, the FDA or foreign regulatory authorities to interrupt, delay or discontinue development and could result in a clinical hold on any clinical trial, or the denial of regulatory approval by the FDA or foreign regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing pacritinib and generating revenues from its sale. In addition, if pacritinib or other compounds we may develop in the future cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including, but not limited to:

•regulatory authorities may withdraw their approval of this product;

•we may be required to recall the product, change the way it is administered, conduct additional clinical trials or change the labeling of the product;

•the product may be rendered less competitive and sales may decrease;

•our reputation may suffer generally both among clinicians and patients;

•we may be exposed to potential lawsuits and associated legal expenses, including costs of resolving claims;

•regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, or impose restrictions on distribution in the form of a Risk Evaluation and Mitigation Strategy in connection with approval, if any;

•we may be required to change the way the product is administered or conduct additional preclinical studies or clinical trials; or

•we may be required to change or stop other ongoing clinical studies that may negatively impact the development of the agent for other indications.

If preliminary data demonstrate that any of our product candidates has an unfavorable safety profile and is unlikely to receive regulatory approval or be successfully commercialized, we may voluntarily suspend or terminate future development of such product candidate.

Any one or a combination of these events could prevent us from obtaining approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product candidate, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

We will need to raise additional funds to operate our business, but additional funds may not be available on acceptable terms, or at all. Any inability to raise required capital when needed could harm our liquidity, financial condition, business, operating results and prospects.

We have substantial operating expenses associated with the development of pacritinib, and we have significant contractual payment obligations. We have incurred net operating losses every year since our formation. As of December 31, 2019, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses for the foreseeable future. Our available cash, cash equivalents and short-term investments were $33.7 million as of December 31, 2019. In March 2020, we received approximately $59.3 million in net proceeds from our rights offering. While we believe that our present financial resources, when combined with the net proceeds we received from the rights offering, will be sufficient to fund our operations into the first quarter of 2022, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

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

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. In particular, we rely heavily on third parties for the manufacture and testing of our compounds. We do not have internal analytical laboratory or manufacturing facilities to allow the testing or production of our compounds in compliance with GLP and cGMP. As a result, we rely on third parties to supply us in a timely manner with manufactured products or product candidates. We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third-party manufacturers to conduct their operations in compliance with GLP and cGMP or similar standards imposed by U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of these regulatory authorities may take action against a contract manufacturer who violates GLP and cGMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance, and could subject us to penalties.

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

We are party to a loan and security agreement that contains operating and financial covenants that may restrict our business and financing activities and we may be required to repay the outstanding indebtedness in an event of default, which could have a material adverse effect on our business.

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

We may encounter difficulties in managing our expected growth and in expanding our operations successfully.

Advancing our lead product candidate, pacritinib, through the product development and, if approved, commercialization process will require us to develop or expand our development, regulatory, manufacturing, medical affairs, marketing and sales capabilities or contract with third parties to provide these capabilities for us. We must also successfully integrate the employees and operations related to the development of pacritinib. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts and clinical trials effectively, hire, train and integrate additional management, development, medical affairs, administrative and sales and marketing personnel, improve our managerial, development, operational and finance systems, and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure. Our future financial performance will depend, in part, on our ability to manage this growth effectively. We may not be able to accomplish these tasks; which failure could prevent us from successfully developing and commercializing pacritinib.

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

Our European operations are subject to the VAT which is usually applied to all goods and services purchased and sold throughout Europe. We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was $4.4 million and $4.5 million as of December 31, 2019 and 2018, respectively.

On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.8 million and €0.9 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. The 2005 VAT assessment was decided in favor of the Company by the Italian Supreme Court, with no further potential liabilities for the Company. Further information pertaining to these cases can be found in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16. Commitments and Contingencies" and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €4.3 million, or approximately $4.8 million converted using the currency exchange rate as of December 31, 2019, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16. Commitments and Contingencies," for more information regarding the regulatory matters and legal claims in which we are currently involved. Additionally, we were previously required to supply documents in response to a subpoena from the SEC in connection with an investigation into potential federal securities law violations; however, in August 2018, the SEC staff sent a letter stating that it had concluded its investigation of us, and, based on information it had as of that date, it did not intend to recommend an enforcement action against us. Litigation and regulatory proceedings are subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages and penalties or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. If an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

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

A variety of risks associated with international operations could materially adversely affect our business.

If we engage in significant cross-border activities, we will be subject to risks related to international operations, including:

•	different regulatory requirements for initiating clinical trials and maintaining approval of drugs in foreign countries and multiple, differing and changing tax laws and regulations;

•	reduced protection for intellectual property rights in certain countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations of doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in North America;

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

•
business interruptions resulting from global health epidemics, including the coronavirus disease, geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If any of these issues were to occur, our business could be materially harmed.

Our net operating losses may not be available to reduce future income tax liability.

We have substantial tax loss carryforwards for U.S. federal income tax purposes, but our ability to use such carryforwards to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended, as a result of prior changes in the stock ownership of our company. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations. Moreover, future changes in the ownership of our stock, including those resulting from issuance of shares of our common stock upon exercise of outstanding warrants, may further limit our ability to use our net operating losses.

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

We and third parties on which we rely, including our CROs and other service providers, depend on information technology systems to process, transmit and store electronic information in our day-to-day operations. The size and complexity of such information technology systems makes them vulnerable to damage from a cyber-attack, computer virus, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Any such attacks or disruptions could result in the theft of intellectual property or other misappropriation of assets, result in the loss or disclosure of personal data, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. We anticipate needing to make further investments in protecting against these matters going forward. There can be no assurance that these measures and efforts will prevent future interruptions, breakdowns, security breach or other incidents. If we or the third parties on which we rely fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could find it necessary or advisable to need to notify individuals, government agencies, or others, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other health care professionals, face private litigation, be subject to negative publicity and harm to our reputation, face regulatory investigations and have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues, be exposed to increased costs including remediation costs, disruption of operations, or increased cybersecurity protection costs, or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Further, any security breach, interruption, or other breakdown may take longer than anticipated to remediate or otherwise address. The third parties on which we rely, including our CROs and other service providers, face similar risks with respect to interruptions, breakdowns, and other security incidents, and any incidents suffered by our service providers can result in similar impacts upon our business, results of operations, financial condition, prospects and cash flows.

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

In addition, any security incident could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, including state data protection regulations and the EU General Data Protection Regulation and other regulations, the breach of which could result in significant penalties.

If we or the third parties upon whom we depend are be adversely affected by natural disasters or other events, our business continuity and disaster recovery plans may not adequately protect us from such interruptions.

Our headquarters are located in Seattle, Washington. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, power shortage, power outage, telecommunication failure, or other natural or man-made accidents or incidents could disrupt our operations. If a natural disaster or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We may not carry sufficient business interruption insurance to compensate us for all losses that may occur. The disaster recovery and business continuity plans we have in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of a natural disaster or other event, which could have a material adverse effect on our business, and we could potentially lose valuable data and other items. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

Risks Related to the Development, Clinical Testing and Regulatory Approval of Our Product Candidates

The regulatory approval process for pacritinib has been subject to delay and uncertainty associated with clinical holds placed on pacritinib clinical trials in February 2016 and the withdrawal of the MAA in Europe. While the full clinical hold on pacritinib trials has been removed and the dose-exploration trial for pacritinib has been completed, further registration clinical trials for pacritinib could be subject to further delay or we could be prevented from further studying pacritinib or seeking its commercialization, which could have a material adverse effect on our business.

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib clinical trials. A full clinical hold is a suspension of the clinical work requested under an IND application. Under the full clinical hold, all patients on pacritinib at the time of the hold order were required to discontinue pacritinib immediately, and no new patients could be enrolled or start pacritinib as initial or crossover treatment. In January 2017, the full clinical hold was removed following review of our complete response submission which included, among other items, final Clinical Study Reports for both PERSIST-1 and 2 trials and FDA agreement on a proposed study design for a dose-exploration clinical trial. In July 2017, we enrolled the first patient in the PAC203 Phase 2 trial, which evaluated the safety and efficacy of three dosing schedules over 24 weeks in patients with myelofibrosis previously treated with ruxolitinib. In October 2018, we announced the continuation of the PAC203 Phase 2 trial without modification, following a planned second interim data review by the independent data monitoring committee, or IDMC. Following meetings with the FDA and EMA and in consultation with the IDMC, we eliminated the interim efficacy analysis and focused the second IDMC review, and all subsequent data reviews, on an assessment of safety. We completed a Type C meeting with the FDA in December 2018 and received input on key elements of the design of the PACIFICA Phase 3 trial in adult patients with myelofibrosis (primary myelofibrosis, post-polycythemia vera myelofibrosis, or post-essential thrombocythemia myelofibrosis) and who have severe thrombocytopenia (platelet counts of less than 50,000/µL). In June 2019, we met with the FDA for a Type B, End-of-Phase 2a meeting regarding the continued development of pacritinib, and in September 2019, we initiated patient enrollment in a Phase 3 clinical trial, which we refer to as the PACIFICA Phase 3 trial. The current PACIFICA Phase 3 trial protocol provides for the comparison of the safety and efficacy of 200mg of pacritinib administered twice daily to physician’s choice in adult patients with myelofibrosis and severe thrombocytopenia who are treatment-naïve or intolerant to ruxolitinib. The current PACIFICA Phase 3 protocol provides for the evaluation of 348 adult patients. Although the IDMC completed its fourth and final interim safety review in May 2019 and recommended that the PAC203 Phase 2 trial continue without modification, we cannot be certain that the PACIFICA Phase 3 trial will be sufficient for regulatory approval. Under the current protocol for the PACIFICA Phase 3 trial, the primary endpoint is the percentage of patients who achieve at least 35 percent reduction in spleen volume at Week 24 and secondary endpoints include, among others, the efficacy of pacritinib versus physician’s choice therapy as assessed by the proportion of patients achieving at least a 50 percent reduction in total symptom score between baseline and Week 24. The primary analysis of SVR rates will be conducted once the 168th randomized patient has reached week 24, and this analysis will be used as the basis for an accelerated approval filing. An end-of-study efficacy analysis of the secondary endpoints TSS and OS will be conducted once the 348th randomized patient has reached week 24. Even if the current primary endpoint of the PACIFICA Phase 3 trial is achieved, the FDA may determine that the benefit/risk profile of pacritinib at the dose selected for the PACIFICA Phase 3 trial does not support approval based on the results of such trial, previously identified FDA concerns regarding safety and dosing limitations of pacritinib, including FDA concerns identified in connection with our previous PERSIST-1 and 2 trials, or otherwise. We also cannot be certain of the anticipated timing of the results from the PACIFICA Phase 3 trial. The FDA may request additional information regarding pacritinib or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size, which could cause significant delays in completion of these studies.

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

Further, in the EMA’s initial assessment report regarding our original MAA, the CHMP determined that the current application was not approvable because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. After the filing of the original MAA, data from the second phase 3 trial of pacritinib, PERSIST-2, were reported. Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we withdrew the original MAA, and submitted a new application for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). The new MAA was validated by the EMA in July 2017; however, we withdrew the MAA in February 2019 following interactions with CHMP, during which we learned that CHMP was likely to formally adopt a negative opinion in its evaluation of the application. CHMP indicated that the risk-benefit profile for pacritinib for the intended indication has not been sufficiently established with the clinical data available to date. For additional information regarding the status of our clinical development efforts, see Part I, Item 1. "Business".

The submission of new marketing applications, complying with any additional requests for information from the FDA or EMA or making any changes to study design or sample size may be time-consuming, expensive and delay or prevent our ability to continue to study pacritinib. If we are unable to adequately address any previous or further recommendations, concerns, requests, or objections in a manner satisfactory to the FDA or EMA, as applicable, in a timely manner, or at all, we could be delayed or prevented from seeking commercialization of pacritinib.

From time to time we may amend the clinical protocols for our product candidates to include additional objectives that could produce important clinical trial results critical to our overall development strategy. The protocol amendment process requires review and approval by several review bodies, including regulatory agencies and scientific, regulatory and ethics boards. These protocol amendments may not be accepted by the review bodies in the form submitted, or at all, which may delay our planned enhancements to the clinical development program and/or limit or change the type of information we may gather from our studies.

In early October 2019, we received correspondence from the FDA asking us to consider incorporating change in TSS at week 24 as a co-primary endpoint for the PACIFICA Phase 3 trial. In January 2020, we reached agreement on an accelerated approval pathway for pacritinib. We will be amending the PACIFICA pivotal Phase 3 trial protocol to allow for the primary analysis of SVR rates on the first 168 patients, with an end-of-study analysis of TSS and OS following the full enrollment of 348 patients. Such a change to the trial protocol will require an increase in the number of patients evaluated over the course of the trial, as well as the costs and time required to complete the trial. Making any changes to clinical protocols may be time-consuming, expensive and delay or prevent our ability to continue to study pacritinib. If we are unable to adequately address any previous or further recommendations, concerns, requests, or objections in a manner satisfactory to the FDA or EMA, as applicable, in a timely manner, or at all, we could be delayed or prevented from seeking commercialization of pacritinib.

An epidemic of the coronavirus disease is ongoing in China and other parts of the world and may result in significant disruptions to our clinical trials, which could have a material adverse effect on our business.

An epidemic of the coronavirus disease is ongoing in China and other parts of the world. As the outbreak is still evolving, much of its impact remains unknown. As of this filing, it is impossible to predict the effect and potential spread of the coronavirus disease in China and globally. The coronavirus disease may cause significant disruptions to our clinical trials. The patient populations that are eligible for our clinical trials are immune-compromised and are at higher risk for becoming infected with the coronavirus disease. If the coronavirus disease affects the parts of the world where we are conducting our clinical trials, and the patients involved with these clinical trials become infected with the coronavirus disease, we may have more AEs and deaths in our clinical trials as a result. We may also face difficulties enrolling patients in our clinical trials if the patient populations that are eligible for our clinical trials are impacted by the coronavirus disease. Additionally, if our clinical trial patients are unable to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from the coronavirus disease, we may experience higher drop-out rates or delays in our clinical trials.

Additionally, travel restrictions have been implemented with respect to certain countries in an effort to contain the coronavirus disease, and several countries have expanded screenings of travelers. As travel restrictions are increasingly implemented and extended to other countries, we and our CROs may be unable to visit our foreign clinical trial sites and record the results of our clinical trials on a timely basis.

Any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials, which could prevent or delay us from obtaining approval for pacritinib.

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

Compounds that appear promising in research and development may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, and top-line or preliminary clinical trial data reports may ultimately differ from actual results once existing data are more fully evaluated, which could have a material adverse effect on our business.

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

Pacritinib or other compounds we may develop may cause undesirable side effects or have other properties that could halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

It is possible that the FDA or foreign regulatory authorities may not agree with any assessment of the safety profile of pacritinib or other compounds we may develop in the future. Undesirable side effects caused by pacritinib could cause us, institutional review boards, our CROs, the FDA or foreign regulatory authorities to interrupt, delay or discontinue development and could result in a clinical hold on any clinical trial, or the denial of regulatory approval by the FDA or foreign regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing pacritinib and generating revenues from its sale. In addition, if pacritinib or other compounds we may develop in the future cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including, but not limited to:

•	regulatory authorities may withdraw their approval of this product;

•	we may be required to recall the product, change the way it is administered, conduct additional clinical trials or change the labeling of the product;

•	the product may be rendered less competitive and sales may decrease;

•	our reputation may suffer generally both among clinicians and patients;

•	we may be exposed to potential lawsuits and associated legal expenses, including costs of resolving claims;

•
regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, or impose restrictions on distribution in the form of a Risk Evaluation and Mitigation Strategy in connection with approval, if any;

•	we may be required to change the way the product is administered or conduct additional preclinical studies or clinical trials; or

•	we may be required to change or stop other ongoing clinical studies that may negatively impact the development of the agent for other indications.

If preliminary data demonstrate that any of our product candidates has an unfavorable safety profile and is unlikely to receive regulatory approval or be successfully commercialized, we may voluntarily suspend or terminate future development of such product candidate.

Any one or a combination of these events could prevent us from obtaining approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product candidate, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including that we often face lengthy preparatory periods prior to the activation of clinical trial sites, the patient populations that are eligible for our clinical trials are small and unique and we must comply with specific regulatory requirements and timelines in each country in which we conduct our clinical trials. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including, but not limited to:

•
the number and size of clinical trials for other product candidates in the same therapeutic area that are currently in clinical development, and our ability to compete with such trials for patients and clinical trial sites;

•	the patient eligibility criteria defined in the protocols;

•	the size of the specific patient populations such as those whose have low platelet counts, if required, or other defined subsets of a larger patient population;

•
the risk that disease progression will result in death or clinical deterioration before the patient can enroll in clinical trials or before sufficient data has been collected such that the patient contributes no meaningful information for the clinical trial in which the patient is enrolled;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the design of the trials, including the inclusion of a placebo or comparator arm in a trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic area as our product candidate. This competition reduces the number and types of patients and qualified clinical investigators available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. We may also encounter difficulties finding a clinical trial site at which to conduct our trials. Moreover, because our product candidates are experimental, potential patients and their doctors may be inclined to use conventional therapies, such as surgery, radiation and chemotherapy, rather than enroll patients in any one of our clinical trials.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of pacritinib or other compounds we may develop in the future.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well-designed.

Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with Good Clinical Practices, or GCPs, or other applicable foreign regulatory authority guidelines. Clinical trials are subject to oversight by the FDA, foreign regulatory authorities and IRBs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable current Good Manufacturing Practices, or cGMPs. Clinical trial data may be rejected by the FDA or foreign regulatory authorities or clinical trials may be suspended by the FDA, foreign regulatory authorities, or us for various reasons, including, but not limited to:

•
deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols or to obtain or maintain clinical trial data in accordance with applicable regulatory requirements;

•	deficiencies in the clinical trial operations or trial sites;

•	the product candidate may have unforeseen adverse side effects;

•	deficiencies in the trial designs necessary to demonstrate efficacy;

•	fatalities or other adverse events arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments;

•	the product candidates may not appear to be more effective than current therapies;

•	the quality or stability of the product candidates may fall below acceptable standards; or

•	failure to adequately demonstrate study conduct oversight, ensure data integrity, and that clinical study sites complied with the principles of GCPs.

On February 8, 2016, clinical studies under the IND for pacritinib were placed on a full clinical hold issued by the FDA. The FDA removed the full clinical hold in January 2017. Although we have not been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial since that clinical hold was removed, if we elect or are forced to suspend or terminate a clinical trial of any of our current or future product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these products either by us or by our collaboration partners.

If we are unable to expedite the regulatory approval process for pacritinib, we may be required to pursue strategic alternatives for the development of pacritinib and/or our company, which could have a material adverse effect on our business.

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

A priority review designation will direct the FDA’s overall attention and resources to the evaluation of applications for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. The FDA decides on the review designation for every application, and an applicant may also expressly request priority review. The FDA informs the applicant of a Priority Review designation within 60 days of the receipt of an original NDA. The FDA has a goal to (but is not required to) take action on an application designated as priority within six months after it has accepted an application for filing (rather than a goal of ten months for a standard review). The FDA has broad discretion whether to grant priority review, and, while the FDA has granted priority review to other oncology product candidates, our drug candidates may not receive similar designation. Moreover, designation of a drug as priority does not alter the scientific/medical standard for approval or quality of evidence necessary for approval and does not affect the length of the clinical trial period. Also, receiving priority review from the FDA does not guarantee completion of review or approval within the targeted six-month cycle or thereafter.

As described above, in early October 2019, we received correspondence from the FDA asking us to consider incorporating change in total symptom score, or TSS, at week 24 as a co-primary endpoint for the PACIFICA Phase 3 trial. In January 2020, we reached agreement on an accelerated approval pathway for pacritinib. We will be amending the PACIFICA pivotal Phase 3 trial protocol to allow for the primary analysis of SVR rates on the first 168 patients, with an end-of-study analysis of TSS and OS following the full enrollment of 348 patients. If the primary endpoint of SVR is met following the planned review of data from the first 168 patients, we intend to submit an NDA under the FDA’s regulations for the Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses, 21 C.F.R. subpart H, subject to review of all available efficacy and safety data. Conversion to a regular approval of pacritinib would be anticipated following the successful end-of-study assessment of the secondary efficacy endpoints, and the completion of post-marketing requirements. Based on the new trial design, we expect to report primary SVR data by the end of 2021, with a potential NDA filing in early 2022 if the SVR data is positive. Final study efficacy data is expected in 2023.

We or any collaboration partners we may work with may not obtain or maintain the regulatory approvals required to develop or commercialize pacritinib or any other compounds we may develop in the future, which could have a material adverse effect on our business.

We are subject to rigorous and extensive regulation by the FDA in the United States and by comparable agencies in other jurisdictions, including the EMA in the European Union. Pacritinib is currently in clinical development. Pacritinib may not be marketed in the United States until it has been approved by the FDA and may not be marketed in other jurisdictions until it has received approval from the appropriate foreign regulatory agencies, and requires development and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of pacritinib or any other product candidate on a timely basis, or at all. For instance, in February 2016, the FDA placed pacritinib on full clinical hold and the clinical hold was not removed until January 2017. The number, size, design and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA or any other foreign regulatory agency varies depending on the compound, the disease or condition that the compound is designed to address and the regulations applicable to any particular compound. For example, in June 2019, we met with the FDA for a Type B, End-of-Phase 2a meeting regarding the continued development of pacritinib and, in September 2019, we initiated patient enrollment in a Phase 3 clinical trial, which we refer to as the PACIFICA Phase 3 trial. The current PACIFICA Phase 3 trial protocol provides for the comparison of the safety and efficacy of 200mg of pacritinib administered twice daily to physician’s choice in adult patients with myelofibrosis and severe thrombocytopenia who are treatment-naïve or intolerant to ruxolitinib. The current PACIFICA Phase 3 protocol provides for the evaluation of 348 adult patients. Although the IDMC completed its fourth and final interim safety review in May 2019 and recommended that the PAC203 Phase 2 trial continue without modification, we cannot be certain that the PACIFICA Phase 3 trial will be sufficient for regulatory approval. Under the current protocol for the PACIFICA Phase 3 trial, the primary endpoint is the percentage of patients who achieve at least 35 percent reduction in spleen volume at Week 24 and secondary endpoints include, among others, the efficacy of pacritinib versus physician’s choice therapy as assessed by the proportion of patients achieving at least a 50 percent reduction in total symptom score between baseline and Week 24. The primary analysis of SVR rates will be conducted once the 168th patient has reached week 24, and this analysis will be used as the basis for an accelerated approval filing. An end-of-study efficacy analysis of the secondary endpoints TSS and OS will be conducted once the 348th patient has reached week 24. Even if the current primary endpoint of the PACIFICA Phase 3 trial is achieved, the FDA may determine that the benefit/risk profile of pacritinib at the dose selected for the PACIFICA Phase 3 trial does not support approval based on the results of such trial, previously identified FDA concerns regarding safety and dosing limitations of pacritinib, including FDA concerns identified in connection with our previous PERSIST-1 and 2 trials, or otherwise. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a compound for many reasons, including, but not limited to:

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

•such regulatory agencies may not approve the manufacturing process of a compound or determine that a third-party contract manufacturers manufactures a compound in accordance with cGMPs;

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

To the extent our products are developed, commercialized and introduced to market, they may not be considered cost-effective and third-party or government reimbursement might not be available or sufficient. Globally, governmental and other third-party payors are becoming increasingly aggressive in attempting to contain health care costs by strictly controlling, directly or indirectly, pricing and reimbursement and, in some cases, limiting or denying coverage altogether on the basis of a variety of justifications, and we expect pressures on pricing and reimbursement from both governments and private payors inside and outside the United States to continue. In the United States, we are subject to substantial pricing, reimbursement and access pressures from state Medicaid programs, private insurance programs and pharmacy benefit managers, and implementation of U.S. health care reform legislation is increasing these pricing pressures. The Patient Protection and Affordable Care Act instituted comprehensive health care reform, which includes provisions that, among other things, reduce and/or limit Medicare reimbursement and impose new and/or increased taxes. In addition, members of the Trump administration, including the President, have made public statements criticizing pricing practices within the pharmaceutical industry, indicating that they may seek to increase pricing pressures on the pharmaceutical industry.

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed, promoted and advertised. Approved or authorized products are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports. In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, GCPs and good laboratory practices, or GLPs for post-approval studies. Further, distribution of products must be conducted in accordance with good distribution practices, or GDPs. The distribution process and facilities of our third-party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products. Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval.

In addition, regulatory agencies may impose post-approval/post-authorization clinical trials, such as the PIX306 trial of PIXUVRI required by the EMA. In July 2018, we and Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively, Servier, announced that PIXUVRI plus rituximab did not show a statistically significant improvement in progression-free survival compared to gemcitabine plus rituximab; in February 2019, we and Servier mutually agreed to terminate our collaborative agreement; and in September 2019, we transferred and assigned all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an Amended and Restated Asset Purchase Agreement, or the Asset Purchase Agreement, which eliminates our ability to receive future payments and royalties related to PIXUVRI. For more information on the termination of our agreement with Servier, see Part I, Item 1, “Business - License Agreements - Servier” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Any other failure to comply with applicable regulations could result in warning or untitled letters from the FDA, product recalls, interruption of manufacturing and commercial supply processes, withdrawal or seizure of products, suspension of an applicable wholesale distribution authorization and/or distribution of products, operating restrictions, injunctions, suspension of licenses, revocation of the applicable product’s approval or authorization, other administrative or judicial sanctions (including civil penalties and/or criminal prosecution) and/or unanticipated related expenditure to resolve shortcomings, which could negatively affect our business, financial condition, operating results or prospects.

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

For our sales and operations outside the United States, we are similarly subject to various heavily-enforced anti-bribery and anti-corruption laws, such as the FCPA, as amended, U.K. Bribery Act, and similar laws around the world. These laws generally prohibit U.S. companies and their employees and intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business or gaining any advantage. We face significant risks if we, which includes our third parties, fail to comply with the FCPA and other anti-corruption and anti-bribery laws.

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

Our employees, collaborators and other personnel may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading, which could have a material adverse impact on our business.

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, EMA and other regulators, providing inaccurate or misleading information to the FDA, EMA and other regulators, failure to comply with data privacy and security and healthcare fraud and abuse laws and regulations in the United States and abroad, reporting inaccurate financial information or clinical data or failing to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices.

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

We are subject to a variety of laws regarding data privacy and protection, which carry potentially significant penalties for non-compliance.

Laws regarding data privacy and protection may impose obligations with respect to safeguarding the privacy, use, security, transmission and other processing of individually identifiable health information and other personal data that we may collect, retain, and otherwise process.

In the United States, these laws include HIPAA and HITECH. In addition to possible civil and criminal penalties imposed by federal authorities for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In some instances, individuals also may file civil actions related to alleged data privacy and protection violations, seeking damages, injunctions, attorneys’ fees, costs, and other relief.

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

Furthermore, there is a trend towards the public disclosure of clinical trial data in the European Union, which also adds to the complexity of processing health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation (which is replacing the EU Clinical Trials Directive), EMA disclosure initiatives, and voluntary commitments by industry, among other sources.

The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the General Data Protection Regulation, further adds to the complexity that we face with regard to data protection regulation.

Failing to comply with these obligations could lead to government investigations and enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. For example, the General Data Protection Regulation provides for significant penalties that may be assessed in the event of noncompliance, up to the greater of 20 million or 4% of worldwide annual revenues. We may be subject to negative publicity, have increases in operating expenses, incur expenses or lose revenues, be exposed to increased costs including remediation costs and disruption of operations, or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

Additionally, we rely on the use of standard contractual clauses approved by the European Commission in order to transfer personal data from the European Union to the United States. These standard contractual clauses are subject to legal challenge in the European Union, and it is possible that they will be invalidated or modified. In such event, we could need to implement alternative measures to transfer personal data from the European Union to the United States, which we may be unable to do in a commercially reasonable manner or at all.

Risks Related to Our Intellectual Property

If any of our license agreements for intellectual property underlying our product candidates are terminated, we may lose the right to develop or market that product candidate.

We have acquired or licensed intellectual property from third parties, including patent applications and patents relating to pacritinib and other product candidates. Some of our product development programs depend on our ability to maintain rights under license agreements relating to this licensed intellectual property. Each licensor of this intellectual property has the power to terminate its agreement with us if we fail to meet our obligations under that agreement. We may not be able to meet all of our obligations under each of these agreements. If we default under any of these agreements, we may lose our right to market and sell any products based on the intellectual property licensed under these agreements and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Bankruptcy may result in the termination of these agreements.

We hold rights under numerous patents that we have acquired or licensed or that protect inventions originating from our research and development, and the expiration of any of these patents would enable our competitors to use the inventions that are the subject of such patents in competition with us.

We dedicate significant resources to protecting our intellectual property, which is important to our business. We have filed numerous patent applications in the United States and various other countries seeking protection of inventions originating from our research and development, and we have also obtained rights to various patents and patent applications under licenses with third parties and through acquisitions. We have pending patent applications or issued patents in the United States and foreign countries directed to pacritinib and other product candidates. Patents for the individual products extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained.

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

Also, regulatory exclusivity tied to the protection of clinical data may be complementary to patent protection. During a period of regulatory exclusivity, competitors generally may not use the original applicant’s data as the basis for a generic application. In the United States, the data protection generally runs for five years from first marketing approval of a new chemical entity, extended to seven years for an orphan drug indication. Pacritinib has orphan drug designation for myelofibrosis in the United States and the European Union.

In addition to our patent rights, we rely, to the extent possible, trade secret and contractual protections for our know-how and other unpatented technology. Ultimately, to the extent any of our product candidates are not protected by patent rights our competitors would be free to use inventions embodied in our product candidates to which they have access to compete with us.

If we fail to adequately protect our intellectual property, our competitive position and the potential for long-term success could be harmed.

Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies, including the inventions embodied in our product candidates. Our success depends in part on our ability to:

•obtain and maintain patent protection for our product candidates and technologies both in the United States and other countries;

•maintain our know-how, unpatented technologies and trade secrets; and

•prevent others from infringing on our patent and other intellectual rights.

The patent position of pharmaceutical and biotechnology firms, including ours, generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office, the U.S. PTO, has not established a consistent policy regarding the breadth of claims that it will allow in pharmaceutical and biotechnology patents. If the U.S. PTO allows broad claims in patents that are issued, the number and cost of patent interference or derivation proceedings in the United States and the risk of infringement litigation may increase. If the U.S. PTO allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. Patent applications in which we have rights may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our product candidates or technologies. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated, circumvented or found unenforceable. Litigation, interference or derivation proceedings or other governmental proceedings that we may become involved in with respect to our patent rights or our proprietary technologies or the proprietary technologies of others could result in substantial cost to us.

We also rely upon trade secrets to protect our proprietary know-how and continuing technological innovation to enable us to remain competitive. Third parties may independently develop such know-how or innovations or otherwise obtain access to such know-how or technology. While we require our employees, consultants, corporate partners and other third parties with access to our proprietary information to enter into confidentiality agreements, these agreements may not be honored and may be difficult to enforce.

Patent litigation is widespread in the pharmaceutical and biotechnology industry, and any patent litigation in which we become involved could harm our business.

Costly litigation might be necessary for us to protect a patent position or to determine the scope and validity of third-party proprietary rights, and we may not have the required resources to pursue any such litigation or to protect our patent rights. Any adverse outcome in litigation with respect to the infringement or validity of any patents owned by third parties could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology. With respect to our in-licensed patents, if we attempt to initiate a patent infringement suit against an alleged infringer, it is possible that our applicable licensor will not participate in or assist us with the suit, and as a result, we may not be able to effectively enforce the applicable patents against the alleged infringers.

We may be unable to obtain or protect our intellectual property rights and we may be liable for infringing upon the intellectual property rights of others, which may cause us to engage in costly litigation and, if unsuccessful, could cause us to pay substantial damages and prohibit us from selling our products.

At times, we may monitor patent filings for patents that might be relevant to some of our product candidates in an effort to guide the design and development of our products to avoid infringement, but we may not conduct a search or, if we do, it may not be an exhaustive search. We may not be able to successfully challenge the validity of third-party patents and could be required to pay substantial damages, possibly including treble damages, for past infringement and attorneys’ fees if it is ultimately determined that our products infringe such patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties.

Moreover, third parties may challenge the patents that have been issued or licensed to us. We do not believe that pacritinib infringes upon the rights of any third parties of which we are aware nor do we believe that third parties are materially infringing any of our owned or licensed patents; however, there can be no assurance that our product candidates or technologies will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements or redesign our compounds so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology and the technology exclusively licensed from any third parties. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

Even if infringement claims against us are without merit, or if we challenge the validity of issued patents that are asserted against us, lawsuits in which such claims could be asserted or challenges could be made take significant time, may, even if resolved in our favor, be expensive and divert management attention from other business activities requiring attention. Uncertainties resulting from the initiation and continuation of any litigation relating to intellectual property could limit our ability to continue our operations.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed at universities or other life sciences companies, including our competitors or potential competitors. Although no claims against us are currently pending, we or our employees may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of these employees. Litigation may be necessary to defend against these claims. If we are unsuccessful in our defense of such claims, in addition to paying monetary damages, we may lose the right to use valuable intellectual property rights relating to our product candidates or technologies. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, the litigation involving these claims could result in substantial costs and be a distraction to management.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve technological and legal complexity, and obtaining and enforcing patents is costly, time consuming, and inherently uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ ability to obtain new patents or to enforce existing patents and patents we and our licensors or may obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on our product or product candidates in all countries throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our and our licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product and product candidates and our and our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us and our licensors to stop the infringement of our and our licensors’ patents or marketing of competing products in violation of our and our licensors’ proprietary rights generally. Proceedings to enforce our and our licensors’ patent rights in foreign jurisdictions could result in substantial costs and divert our and our licensors’ efforts and attention from other aspects of our business, could put our and our licensors’ patents at risk of being invalidated or interpreted narrowly and our and our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuits that we or our licensors initiate and the damages or other remedies awarded, if any, may not be commercially meaningful.

Risks Related to Our Common Stock

The market price of shares of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our securities to sudden decreases.

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended March 5, 2020, our stock price ranged from a low of $0.63 to a high of $1.93. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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

We regained compliance in December 2019 with the minimum $1.00 bid price requirement, after receiving notice of non-compliance from the Nasdaq in June 2019.

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

Even if we obtain approval to further increase the number of authorized shares, we are required under the Nasdaq Marketplace Rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20 percent of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to a minimum price as set forth in the Nasdaq Marketplace Rules in an offering that is not deemed to be a “public offering” by the Nasdaq Marketplace Rules, as well as under certain other circumstances. We have in the past and may in the future issue additional equity securities that would comprise more than 20 percent of the total shares of our common stock outstanding in order to fund our operations. However, we might not be successful in obtaining the required stockholder approval for any future issuance that requires stockholder approval pursuant to applicable rules and regulations. If we are unable to obtain financing or our financing options are limited due to stockholder approval difficulties, such failure may harm our ability to continue operations.

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

As of December 31, 2019, options to purchase 10,953,805 shares of our common stock with a weighted-average exercise price of $2.56 per share were outstanding. The exercise of any of these options would result in dilution to current stockholders. Further, because we will need to raise additional capital to fund our operations and clinical development programs, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common stock under our share-based compensation plans may have an adverse effect on the market price of our common stock.

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

We have broad discretion in the application of the net proceeds to us from our “at the market” equity offering program and 2020 rights offering. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common stock. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common stock to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.8 million and €0.9 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We have appealed all the assessments and are defending ourselves against the assessments both on procedural grounds and on the merits of the cases, although we can make no assurances regarding the ultimate outcome of these cases.

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

•2005 VAT Assessment. In January 2018, the Italian Supreme Court issued decision No. 02250/2018 which (i) rejected the April 2013 appeal of the ITA, (ii) confirmed the October 2012 decision of the Regional Tax Court (127/31/2012), which fully accepted the merits of our earlier appeal and confirmed that no penalties could be imposed against us, and (iii) due to the novelty of the arguments at stake, compensated the legal expenses incurred by the parties. The ITA may not use any ordinary means of appeal against the Italian Supreme Court decision, and we have applied for a refund based on the guidance from the ITA.

•2006 and 2007 VAT Assessments. In November 2013, the ITA appealed to the Italian Supreme Court an April 2013 decision of the Regional Tax Court (57/35/13), that fully rejected the merits of an earlier ITA appeal, declared that no penalties could be imposed against us and found the ITA liable to pay us approximately €12,000, as a partial refund of legal expenses we incurred.

No hearing has been fixed yet for either the 2003 VAT Assessment or consolidated 2006 and 2007 VAT Assessment cases.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded under the symbol “CTIC” on the Nasdaq Capital Market.

As of March 5, 2020, there were 112 stockholders of record of our common stock.

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

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and debt financing. For 2019 and 2018, we recognized revenues of approximately $3.3 million and $26.3 million, respectively, consisting of license and contract revenues. We do not expect to have sustained profitability for the foreseeable future. We had a net loss of $40.0 million for the year ended December 31, 2019 and an accumulated deficit of $2.3 billion as of December 31, 2019, primarily from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for at least the next 12 to 24 months. We anticipate that our expenses will increase as we:

•continue our research and clinical development of pacritinib;

•seek regulatory and marketing approvals for pacritinib if we successfully complete the remainder of its anticipated clinical development; and

•maintain, protect and expand our intellectual property portfolio.

Factors Affecting Our Performance

Research and Development Activities

We will need to commit significant time and resources to develop our current and any future product candidates. Our sole product candidate currently in active development, pacritinib, is currently in clinical development. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib because, among other reasons, we cannot predict with any certainty the pace of patient enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition and the availability of the compounds for use in the applicable trials. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in our risk factors, which can be found in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Financial Summary

Our revenues are generated from license and development services agreements. Our license and contract revenues primarily reflect milestone and royalty payments under such agreements. We had PIXUVRI sales prior to April 2017 when we entered into the Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier, which was terminated in February 2019. All of our rights and responsibilities for PIXUVRI were transferred and assigned globally to Servier in September 2019. Total revenues were $3.3 million and $26.3 million for the years ended December 31, 2019 and 2018, respectively. Loss from operations was $40.7 million and $32.9 million for the years ended December 31, 2019 and 2018, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $33.7 million.

Results of Operations

Years ended December 31, 2019 and 2018

License and contract revenues. License and contract revenues are summarized as follows (in thousands):

		Years ended December 31,
		2019	2018
Servier	Milestone revenue	$—	$3,397
	Development services revenue	99	1,759
	Royalty revenue	446	765
	Other revenue	2,800	369
	Total Servier revenue	3,345	6,290

Teva	Milestone revenue	—	20,000
	Total Teva revenue	—	20,000

Total		$3,345	$26,290

Servier. License and contract revenues for the year ended December 31, 2019 included $0.1 million of development services revenue relating to the reimbursement of certain regulatory agency costs. Other revenue for the year ended December 31, 2019 included a one-time revenue in the amount of $2.2 million recognized in connection with the Asset Purchase Agreement with Servier. In addition, other revenue for the year ended December 31, 2019 included $0.6 million of revenue related to transition period activities pursuant to the terms of the Termination Agreement with Servier. See Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10. Collaboration, Licensing and Milestone Agreements - Servier for further details.

License and contract revenues for the year ended December 31, 2018 included €3.0 million of milestone revenue (or $3.4 million using the currency exchange rate as of the date the milestone was achieved) relating to the attainment of a regulatory milestone in November 2018 under the Restated Agreement. Development services revenue for the year ended December 31, 2018 included $1.4 million of revenue recognized from the upfront payments we received in connection with the Restated Agreement and the Exclusive License and Collaboration Agreement, or the Original Agreement, with Servier. In addition, we recorded revenue of $0.3 million during the year ended December 31, 2018 for the reimbursement of pharmacovigilance expenses under the Restated Agreement. Other revenue for the year ended December 31, 2018 relates to the sale of PIXUVRI drug product to Servier, which had previously been written off.

Teva. There were no milestone revenues from Teva for the year ended December 31, 2019. For the year ended December 31, 2018, we recognized $10.0 million in revenue upon the achievement of a milestone in January 2018 for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. In addition, we recognized $10.0 million in revenue upon the achievement of a worldwide net sales milestone of TRISENOX in December 2018, which was included in Receivables from license and development services arrangements in our consolidated balance sheet as of December 31, 2018.

Operating costs and expenses

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Years ended December 31,
	2019	2018
Compounds under development:
Pacritinib	$16,706	$17,991
PIXUVRI	1,290	5,998
Unallocated operating expenses	6,107	12,447
Research and preclinical development	4	31
Total research and development expenses	$24,107	$36,467

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Subsequent to receiving a positive opinion for conditional approval of PIXUVRI in the European Union from the EMA’s CHMP, costs associated with commercial batch production, quality control, stability testing, and certain other manufacturing costs of PIXUVRI were capitalized as inventory. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us through December 31, 2019 were $163.0 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO) and $135.1 million for PIXUVRI (excluding costs prior to our 2004 merger with Novuspharma S.p.A, formerly a public pharmaceutical company located in Italy). We do not anticipate incurring additional material expenses related to PIXUVRI as the Restated Agreement with Servier was terminated in February 2019.

Research and development expenses decreased to $24.1 million for the year ended December 31, 2019 compared to $36.5 million for the year ended December 31, 2018. The decrease of $12.4 million between periods was primarily attributable to a $6.0 million decrease in personnel costs, which includes a $5.0 million decrease attributable to the reduction of our workforce in the fourth quarter of 2018, a $4.7 million decrease in PIX306 clinical trial close-out costs as well as decreased PIXUVRI activities associated with our entry into the Asset Purchase Agreement with Servier in September 2019, a $0.4 million decrease in other operating expenses and a $1.3 million net decrease in pacritinib development costs, which was primarily related to the PAC203 Phase 2 dosing clinical trial, partially offset by an increase due to the commencement of the PACIFICA Phase 3 trial.

Selling, general and administrative expenses. Selling, general and administrative expenses were $19.2 million for the year ended December 31, 2019 compared to $22.1 million for the year ended December 31, 2018. The decrease of $2.9 million between periods was primarily due to a $1.2 million decrease in professional and consulting services, a $1.3 million decrease in personnel costs due to the reduction of our workforce in the fourth quarter of 2018, a $0.5 million provision for excess, obsolete or unsalable inventory in 2018 and a $0.3 million net decrease in travel and other expenses, offset by a $0.4 million increase in tax expenses.

Restructuring expenses. In December 2018, we announced a plan to reduce our workforce in order to improve efficiencies, reduce costs within the organization and preserve capital for pacritinib development. As a result, we recorded $0.8 million and $0.7 million of employee separation costs for the year ended December 31, 2019 and 2018, respectively. The restructuring activities were substantially completed as of March 31, 2019 and as such, we do not anticipate additional employee separation costs. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11. Restructuring Activities” for further details.

Non-operating income and expenses

Interest income. Interest income was $1.2 million for each of the years ended December 31, 2019 and 2018, primarily related to our short-term investments and cash equivalent securities.

Interest expense. Interest expense was $1.0 million and $1.2 million for the year ended December 31, 2019 and 2018, respectively. Interest expense was primarily related to our secured term loan. The decrease between periods primarily relates to a lower loan principal balance outstanding in 2019 compared to 2018. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7. Long-term Debt” for further details.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs for the years ended December 31, 2019 and 2018 was primarily related to our senior secured term loan.

Foreign exchange loss. We had a foreign exchange loss of $0.3 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. The variances were due to fluctuations in foreign currency exchange rates, primarily related to operations in our European subsidiary as well as assets and liabilities denominated in foreign currencies.

Other non-operating income. Other non-operating income for the year ended December 31, 2019 and 2018 included gains of $1.3 million and $4.3 million, respectively, on the dissolution of our foreign entities, primarily relating to the release of cumulative translation adjustment.

Deemed dividends on preferred stock. There were no deemed dividends on preferred stock for the year ended December 31, 2019. Deemed dividends on preferred stock of approximately $0.1 million for the year ended December 31, 2018 were related to the issuance of Series O Preferred Stock in February 2018. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8. Equity Transactions” for further details.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from proceeds from sales and issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of December 31, 2019, we had $33.7 million in cash, cash equivalents and short-term investments.

Rights offering. In March 2020, we completed our rights offering through the distribution of subscription rights to holders of our common stock and Series O Preferred Stock, or the Rights Offering. The proceeds from the Rights Offering, net of offering costs, were approximately $59.3 million.

Common stock offering. In February 2018, we offered and sold 23.0 million shares of common stock at a $3.00 per share price. The net proceeds from the offering, after deducting underwriting commissions and discounts and other offering costs were approximately $64.2 million.

Loan agreement. In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, which agreement was amended in May 2018, the proceeds of which were partially used to repay in full all outstanding indebtedness under a prior loan and security agreement. As of December 31, 2019, we had an outstanding principal balance under our secured term loan agreement of $10.2 million. We are required to pay interest plus principal payments in the approximate amount of $0.5 million per month until November 1, 2021, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. Among other events, a failure to make a required loan payment, an uncured covenant breach or a material adverse change in our business, operations or condition (financial or otherwise) could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities was $27.8 million during the year ended December 31, 2019 compared to $39.8 million for the same period in 2018. During the year ended December 31, 2019, we received €2.0 million pursuant to the Asset Purchase Agreement with Servier (or $2.2 million using the currency exchange rate as of the date of cash receipt). During this period, we also collected €3.0 million (or $3.3 million using the currency exchange rate as of the date of cash receipt) relating to the attainment of a regulatory milestone in November 2018 under the Restated Agreement with Servier and $10.0 million from Teva relating to the December 2018 achievement of a worldwide net sales milestone of TRISENOX. During the year ended December 31, 2018, we collected $10.0 million from Teva for the achievement of the milestone related to FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. After taking these cash receipts into account, the remaining decrease in net cash used in operating activities was primarily due to a decrease in research and development activities between the two periods.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $28.1 million during the year ended December 31, 2019, and net cash used in investing activities was $30.5 million during the same period in 2018. The change was primarily attributable to a decrease in purchases of short-term investments as well as an increase in proceeds from maturities of short-term investments during the year ended December 31, 2019.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $5.6 million for the year ended December 31, 2019, and net cash provided by financing activities was $63.5 million during the same period in 2018. The change was primarily due to the net proceeds from our February 2018 offering of common stock as well as repayment of debt in 2019.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. We currently have no commitments for additional financing to fund the development and commercial launch of pacritinib, and we may need to seek additional funding. The development and commercialization of a major product candidate like pacritinib without a collaborative partner will require a substantial amount of our time and financial resources, and as a result, we could experience a decrease in our liquidity and a new demand on our capital resources. For additional information relating to the Pacritinib License Agreement, see Part I, Item 1, “Business - License Agreements - Baxalta” of this Annual Report on Form 10-K.

Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that, as of the date of the filing of this Annual Report on Form 10-K, our present financial resources, together with the net proceeds we received from the completion of our rights offering in March 2020, will be sufficient to fund our operations into the first quarter of 2022. However, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib have increased. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of December 31, 2019, our available cash, cash equivalents and short-term investment totaled $33.7 million. We had an outstanding principal balance under our secured term loan agreement of $10.2 million as of December 31, 2019.

Financial resource forecasts are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, developments in and expenses associated with our clinical trials and the other factors identified under “Capital Requirements” below may consume capital resources earlier than planned. Additionally, following our and Servier’s mutual termination of our collaborative agreement, we are no longer eligible to receive additional revenues or payments from Servier relating to PIXUVRI. Although we received a $10.0 million milestone payment from Teva in February 2019, which was recognized as revenue in 2018, relating to the achievement of a worldwide net sales milestone of TRISENOX, the achievement of the remaining milestones is uncertain at this time. Due to these and other factors, the foregoing forecast for the period for which we will have sufficient resources to fund our operations may be inaccurate.

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

Impact of Inflation

In the opinion of management, inflation has not had a material effect on our operations.

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

Leases

Our operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide a readily determinable implicit rate of return, we use our incremental borrowing rate to derive the present value of lease payments, which is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The other areas that would involve our significant judgment and estimates include the determination of whether an arrangement is a lease or contains a lease, identification of lease modifications and reassessment events, and impairment of right-of-use assets.
Share-based Compensation Expense

Share-based compensation expense for all share-based payment awards made to employees and directors is recognized and measured based on estimated fair values. For option valuations, we have elected to utilize the Black-Scholes valuation method in order to estimate the fair value of options on the date of grant. The risk-free interest rate is based on the implied yield currently available for United States Treasury securities at maturity with an equivalent term. We have not declared or paid dividends on our common stock and do not currently expect to do so in the future. The expected term of options represents the period that our share-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised options. Consideration was given to the contractual terms of our share-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry. These assumptions underlying the Black-Scholes valuation model involve management’s best estimates.

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

Recently Issued and Adopted Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the expected effects on our results of operations and financial condition, refer to Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 1. Description of Business and Summary of Significant Accounting Policies”, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CTI BioPharma Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CTI BioPharma Corp. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated) financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Seattle, Washington
March 12, 2020

CTI BIOPHARMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$31,144	$36,439
Short-term investments	2,522	30,599
Receivables from license and development services arrangements	—	13,679
Prepaid expenses and other current assets	1,914	1,775
Total current assets	35,580	82,492
Property and equipment, net	1,235	1,793
Other assets	9,465	5,547
Total assets	$46,280	$89,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$4,498
Accrued expenses	11,606	12,852
Current portion of long-term debt	4,812	4,812
Other current liabilities	2,070	893
Total current liabilities	18,488	23,055
Long-term debt, less current portion	4,455	9,267
Other liabilities	5,407	4,571
Total liabilities	28,350	36,893
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333
Series O Preferred Stock, 12,575 shares issued and outstanding as of December 31, 2019 and 2018 (Aggregate liquidation preference of $25,150 as of December 31, 2019 and 2018)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 131,500,000 and 101,500,000 as of December 31, 2019 and 2018, respectively
Issued and outstanding shares - 57,979,725 and 57,986,075 as of December 31, 2019 and 2018, respectively	58	58
Additional paid-in capital	2,299,186	2,294,025
Accumulated other comprehensive loss	(11,993)	(10,643)
Accumulated deficit	(2,263,563)	(2,224,746)
Total CTI stockholders' equity	23,688	58,694
Noncontrolling interest	(5,758)	(5,755)
Total stockholders' equity	17,930	52,939
Total liabilities and stockholders' equity	$46,280	$89,832

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
License and contract revenues	$3,345	$26,290
Operating costs and expenses:
Research and development	24,107	36,467
Selling, general and administrative	19,155	22,062
Restructuring expenses	794	660
Total operating costs and expenses	44,056	59,189
Loss from operations	(40,711)	(32,899)
Non-operating income (expense):
Interest income	1,172	1,219
Interest expense	(1,002)	(1,209)
Amortization of debt discount and issuance costs	(521)	(525)
Foreign exchange loss	(281)	(233)
Other non-operating income	1,320	4,295
Total non-operating income, net	688	3,547
Net loss before noncontrolling interest	(40,023)	(29,352)
Noncontrolling interest	3	32
Net loss	(40,020)	(29,320)
Deemed dividends on preferred stock	—	(80)
Net loss attributable to common stockholders	$(40,020)	$(29,400)
Basic and diluted net loss per common share	$(0.69)	$(0.52)
Shares used in calculation of basic and diluted net loss per common share	57,974	56,073

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018
Net loss before noncontrolling interest	$(40,023)	$(29,352)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,323)	(2,843)
Unrealized foreign exchange gain (loss) on intercompany balance	957	(1,513)
Net unrealized gain (loss) on securities available-for-sale	16	(15)
Other comprehensive loss	(1,350)	(4,371)
Comprehensive loss	(41,373)	(33,723)
Comprehensive loss attributable to noncontrolling interest	3	32
Comprehensive loss attributable to CTI	$(41,370)	$(33,691)

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance at January 1, 2018	1	$—	42,969	$43	$2,223,388	$(6,272)	$(2,195,346)	$(5,723)	$16,090
Issuance of common stock, net of issuance costs	—	—	23,000	23	64,147	—	—	—	64,170
Exchange of common stock for preferred stock	12	—	(8,000)	(8)	8	—	—	—	—
Value of beneficial conversion features related to preferred stock	—	—	—	—	80	—	(80)	—	—
Equity-based compensation	—	—	—	—	6,369	—	—	—	6,369
Noncontrolling interest	—	—	—	—	—	—	—	(32)	(32)
Other	—	—	17	—	33	—	—	—	33
Net loss for the year ended December 31, 2018	—	—	—	—	—	—	(29,320)	—	(29,320)
Other comprehensive loss	—	—	—	—	—	(4,371)	—	—	(4,371)
Balance at December 31, 2018	13	$—	57,986	$58	$2,294,025	$(10,643)	$(2,224,746)	$(5,755)	$52,939
Cumulative effect adjustments related to adoption of accounting standards	—	—	—	—	(7)	—	1,203	—	1,196
Equity-based compensation	—	—	—	—	5,166	—	—	—	5,166
Other	—	—	(6)	—	2	—	—	—	2
Noncontrolling interest	—	—	—	—	—	—	—	(3)	(3)
Net loss for the year ended December 31, 2019	—	—	—	—	—	—	(40,020)	—	(40,020)
Other comprehensive loss	—	—	—	—	—	(1,350)	—	—	(1,350)
Balance at December 31, 2019	13	$—	57,980	$58	$2,299,186	$(11,993)	$(2,263,563)	$(5,758)	$17,930

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018
Operating activities
Net loss before noncontrolling interest	$(40,023)	$(29,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,166	6,369
Depreciation and amortization	546	593
Gain on dissolution of foreign entities	(1,332)	(4,288)
Noncash interest expense	521	525
Noncash rent benefit	(653)	(1,424)
Other	191	794
Changes in operating assets and liabilities:
Receivables from license and development services arrangements	13,674	(12,389)
Prepaid expenses and other assets	1,120	(163)
Accounts payable and accrued expenses	(5,463)	923
Deferred revenue and other	(1,569)	(1,412)
Net cash used in operating activities	(27,822)	(39,824)
Investing activities
Purchases of property and equipment	—	(33)
Purchases of short-term investments	(11,018)	(42,067)
Proceeds from maturities of short-term investments	39,150	11,610
Net cash provided by (used in) investing activities	28,132	(30,490)
Financing activities
Proceeds from common stock offering, net of issuance costs	—	64,170
Cash paid for offering costs	(275)	(268)
Repayment of debt	(5,333)	(444)
Payment of tax withholding obligations related to restricted stock awards	—	(21)
Proceeds from stock option exercises and ESPP stock issuance	1	54
Net cash (used in) provided by financing activities	(5,607)	63,491
Effect of exchange rate changes on cash and cash equivalents	2	44
Net decrease in cash and cash equivalents	(5,295)	(6,779)
Cash and cash equivalents at beginning of year	36,439	43,218
Cash and cash equivalents at end of year	$31,144	$36,439
 See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,044	$1,197

Supplemental disclosure of noncash financing and investing activities
Exchange of common stock and preferred stock for preferred stock	$—	$24,080

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

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products requires approval from, and is subject to, ongoing oversight by the Food and Drug Administration, or the FDA, in the United States, the European Medicines Agency, or the EMA, in the European Union, or the EU, and comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and may involve expenditure of substantial resources.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CTI and its wholly-owned subsidiary, CTI Life Sciences Limited, or CTILS, until its dissolution in November 2019. As of December 31, 2019, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the consolidated financial statements.

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

In March 2020, as discussed in Note 18. Subsequent Events, we completed the closing of our rights offering and received approximately $59.3 million in net proceeds. Based on our evaluation completed pursuant to Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, we expect that, as of the date of the filing of this Annual Report on Form 10-K, our present financial resources, together with the net proceeds we received from our rights offering, will be sufficient to meet our obligations as they come due and to fund our operations into the first quarter of 2022. Accordingly, the conditions that previously raised substantial doubt about our ability to continue as a going concern as of the date of the filing of our Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2019, have been alleviated.

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of a Development, Commercialization and License Agreement, or the Pacritinib License Agreement, with Baxalta and are no longer eligible to receive cost sharing or milestone payments for pacritinib's development. We have incurred a net operating loss every year since our formation. As of December 31, 2019, we had an accumulated deficit of $2.3 billion, and we expect to incur net losses for the foreseeable future. Our available cash, cash equivalents and short-term investments were $33.7 million as of December 31, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, estimates include assumptions used in calculating share-based compensation expense, accruals, the allocation of operating expenses, provision for loss contingencies, the fair value of financial instruments, our tax provision and related valuation allowance, determining the useful lives of fixed assets and potential impairment of long-lived assets. Actual results could differ from those estimates.

Certain Risks, Uncertainties and Concentrations

We are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying values of the assets and liabilities, as well as the reported amounts of revenues and expenses are affected by fluctuations in the value of the U.S. dollar as compared to the euro. Certain of our transactions denote monetary amounts in foreign currencies, and consequently, the ultimate financial impact to us from a U.S. dollar perspective is subject to significant uncertainty. We review our foreign currency risk periodically along with hedging options to mitigate such risk.

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

Our cash equivalents and short-term investments are recorded at fair value. As of December 31, 2019 and 2018, our cash, cash equivalents and short-term investments consisted of cash, money market funds, U.S. government and agency securities and corporate debt securities.

We measure the fair value of money market funds based on the closing price reported by a fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of December 31, 2019 and 2018. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2019				December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$188	$—	$—	$188	$919
Level 1 securities:
Money market funds	28,957	—	—	28,957	20,525
Level 2 securities:
U.S. government and agency securities	2,522	—	—	2,522	15,213
Corporate debt securities	1,999	—	—	1,999	30,381
Total cash, cash equivalents and short-term investments	$33,666	$—	$—	$33,666	$67,038

There were no other financial instruments requiring fair value measurement as of December 31, 2019 and 2018.

At December 31, 2019 and 2018, the carrying value of our receivables and payables approximated their fair values due to their short-term maturities. The carrying value of our long-term debt approximated its fair value at December 31, 2019 and 2018 based on borrowing rates for similar loans and maturities.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less at the time acquired to be cash equivalents.

Receivables from License and Development Services Arrangements
Our receivables relate to amounts payable or reimbursable to us under the terms of license and development services arrangements with our partners. The receivable balance as of December 31, 2018 related primarily to a milestone receivable from Servier for the attainment of a regulatory milestone in November 2018 as well as a milestone receivable from Teva for the attainment of a worldwide net sales milestone of TRISENOX in December 2018. There were no such receivables as of December 31, 2019. Receivables are reviewed for collectability whenever circumstances indicate that the carrying amount of the receivable may not be recoverable. We had no allowance for doubtful accounts from license and development services arrangements as of December 31, 2019 and 2018.

Italian Value Added Tax Receivable

We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an Input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was approximately $4.4 million and $4.5 million as of December 31, 2019 and 2018, respectively. Substantially all of our VAT receivable is included in Other assets. As disclosed in Note 16. Commitments and Contingencies, the ITA assessed us for additional VAT payments for services we provided in Italy, which we do not believe we owe. We have not recorded an amount in the financial statements for this contingent liability as we do not believe the potential payment of up to €4.3 million (or approximately $4.8 million converted using the currency exchange rate as of December 31, 2019), to the ITA is probable at this time.

Leases

As discussed in Recently Adopted Accounting Standards below, we adopted Accounting Standards Codification, or ASC, Topic 842 - Leases, on January 1, 2019. Under ASC 842, we determine if an arrangement is a lease at inception. We recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as operating or finance at lease commencement, which will affect the pattern and classification of expense recognition in our consolidated statements of operations.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term as part of Research and development expenses and Selling, general and administrative expenses in our consolidated statements of operations. Right-of-use assets are included in Other assets. The current portion of lease liabilities and the non-current portion of lease liabilities are included in Other current liabilities and Other liabilities, respectively, in our consolidated balance sheets.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If an impairment is indicated, the asset is written down to its estimated fair value.

Contingencies

We record liabilities associated with loss contingencies to the extent that we conclude that the occurrence of the contingency is probable and that the amount of the related loss is reasonably estimable. We record income from gain contingencies only upon the realization of assets resulting from the favorable outcome of the contingent event. See Note 10. Collaboration, Licensing and Milestone Agreements and Note 16. Commitments and Contingencies for further information regarding our current contingencies.

Revenue Recognition

ASC 606 - Revenue from Contracts with Customers applies to all contracts with customers, except for contracts that are within the scope of other authoritative literature. Under ASC 606, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services.

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

During the year ended December 31, 2019, in connection with the dissolution of CTILS, a gain in the amount of $1.3 million was released from the cumulative foreign currency translation adjustment account and recorded in Other non-operating income in the consolidated statement of operations in accordance with ASC 830, Foreign Currency Matters. See Note 9. Other Comprehensive Loss for additional details. During the year ended December 31, 2018, the intercompany balance due from CTILS was considered to be of a long-term nature, and as such, an unrealized foreign exchange loss of $1.5 million was recorded in the cumulative foreign currency translation adjustment account. As of December 31, 2018, such intercompany balance due from CTILS was €28.7 million (or $32.8 million upon conversion from euros as of December 31, 2018).

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

We have performed an evaluation of our contracts with customers and suppliers in accordance with ASC 842 and have determined that the agreements for our office space, parking and office equipment contained a lease. All identified leases are classified as operating leases. We had no finance or capital leases as of and for the years ended December 31, 2019 and 2018. We also elected a package of practical expedients permitted under the transition guidance within the new standard.

The impact of the adoption of ASC 842 on our consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments due to adoption of ASC 842	January 1, 2019
Right-of-use assets	$—	$4,208	$4,208

Lease liabilities, current	$—	$1,687	$1,687
Lease liabilities, non-current	$—	$4,946	$4,946
Deferred rent, current	$893	$(893)	$—
Deferred rent, non-current	$2,157	$(2,157)	$—

Accumulated deficit	$(2,224,746)	$1,196	$(2,223,550)

The adoption of the standard did not materially impact our consolidated statements of operations or consolidated statements of cash flows. See Note 5. Leases for further details about our leases.

In June 2018, the FASB issued new accounting guidance which simplifies the accounting for share-based payments granted to nonemployees for goods and services by aligning it with the accounting for share-based payments to employees, with certain exceptions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted this guidance on January 1, 2019. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued new accounting guidance which modifies ASC 740 - Income Taxes to simplify the accounting for income taxes. These modifications include, among other things, elimination of certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption is permitted. We early adopted this guidance on January 1, 2019. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements. See Note 17. Income Taxes for further details.

Recently Issued Accounting Standards

In June 2016, the FASB issued new accounting guidance which amends the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, the standard requires the use of a new forward-looking "expected credit loss" model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.

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

Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of these have had or will have material impact on our consolidated financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Property and Equipment

Property and equipment are composed of the following as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Furniture and office equipment	$2,872	$4,445
Leasehold improvements	5,140	5,168
Lab equipment	—	63
	8,012	9,676
Less: accumulated depreciation and amortization	(6,777)	(7,883)
Property and equipment, net	$1,235	$1,793

Depreciation expense for the years ended December 31, 2019 and 2018 was $0.5 million and $0.6 million, respectively.

3. Other Assets

Other assets consisted of the following as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Right-of-use assets	$3,379	$—
Italian VAT receivables	4,390	4,480
Italian VAT deposit	483	493
Clinical trial deposits	720	—
Refundable security deposit	194	194
Other	299	380
Other assets	$9,465	$5,547

On January 1, 2019, we adopted ASC 842 - Leases and recorded right-of-use assets for our operating leases. See Note 1. Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Standards and Note 5. Leases for further details.

For details regarding our Italian VAT receivables and Italian VAT deposit, see Note 1. Description of Business and Summary of Significant Accounting Policies - Italian Value Added Tax Receivable and Note 16. Commitments and Contingencies.

4. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Clinical trial expenses	$7,920	$6,573
Employee compensation and related expenses	2,851	4,216
Restructuring expenses	—	660
Manufacturing expenses	228	458
Other	607	945
Total accrued expenses	$11,606	$12,852

5. Leases

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

The components of lease expense, which were included in our consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Operating lease expense	$1,696	$1,384
Variable lease expense	178	195
Sublease income	(1,247)	(1,247)
Total lease expense, net	$627	$332

The balance sheet classification of operating lease right-of-use assets and operating lease liabilities were as follows (in thousands):

December 31, 2019
Right-of-use assets (included in Other assets)	$3,379

Lease liabilities, current (included in Other current liabilities)	$1,953
Lease liabilities, non-current (included in Other liabilities)	2,993
Total lease liabilities	$4,946

As of December 31, 2019, the maturities of operating lease liabilities were as follows (in thousands):

	Operating	Sublease
	Lease Payments	Rental Receipts	Net
2020	$2,443	$(1,410)	$1,033
2021	2,438	(1,454)	984
2022	820	(499)	321
Thereafter	—	—	—
Total payments	5,701	$(3,363)	$2,338
Less imputed interest	(755)
Total lease liabilities	$4,946

Supplemental information relating to our operating leases is as follows (in thousands):

December 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$2,391

Weighted-average remaining lease term of operating leases (years)	2.31
Weighted-average discount rate of operating leases	12.4%

6. Other Liabilities

Other liabilities consisted of the following as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Lease liabilities, non-current	$2,993	$—
Deferred rent, non-current	—	2,157
Other long-term obligations	2,414	2,414
Total other liabilities	$5,407	$4,571

On January 1, 2019, we adopted ASC 842 - Leases and recorded lease liabilities and corresponding right-of-use assets for our operating leases. Deferred rent, less current portion as of December 31, 2018 included amounts related to lease incentives associated with our operating lease for office space. Under ASC 842, such lease incentives are accounted for as a reduction to the right-of-use asset balance. See Note 1. Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Standards and Note 5. Leases for further details.

Other long-term obligations as of December 31, 2019 and 2018 included a fee in the amount of $1.4 million payable to Silicon Valley Bank. See Note 7. Long-term Debt for additional information.

7. Long-term Debt

In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, for a secured term loan of up to $18.0 million. The first $16.0 million of the term loan was funded in November 2017. We had an option to borrow an additional $2.0 million, which option expired unexercised on July 31, 2018. The loan proceeds were used to repay in full all outstanding indebtedness under a prior loan and security agreement and to fund our general business requirements. The term loan is repayable over 36 months after an initial interest-only period of 12 months after closing. The interest rate on the term loan floats at a rate per annum equal to the greater of 2.5 percent above the prime rate and 6.75 percent. We may elect to prepay some or all of the loan balance at any time subject to a prepayment fee. A back-end fee in the amount of 9 percent of the total principal amount funded to us is payable to SVB on the date on which the term loan is paid or becomes due and payable in full. The loan obligations are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions.

We also issued warrants to SVB and Life Science Loans II, LLC in November 2017, pursuant to a participation arrangement among SVB, Loan Manager II, LLC and Life Science Loans II, LLC, to purchase up to 190,140 shares of our common stock. Warrants have an initial exercise price of $2.84 per share of our common stock and will expire on November 28, 2027.

The back-end fee in the amount of $1.4 million and the warrants, which had a fair value of $0.5 million on the date of grant, were together recorded as a $1.9 million debt discount. In connection with the Loan and Security Agreement, we also recorded debt issuance costs of $0.1 million. As of December 31, 2019, $0.9 million of the original debt discount and $0.1 million of the debt issuance costs remained unamortized. The outstanding principal balance on the term loan was $10.2 million as of December 31, 2019.

As of December 31, 2019, the scheduled principal and interest payments (based on the interest rate of 7.25 percent as of December 31, 2019) as well as the back-end fee described above are as follows:

	Principal	Interest	Back-end fee	Total
2020	$5,333	$573	$—	$5,906
2021	4,889	180	1,440	6,509
Thereafter	—	—	—	—
Total scheduled payments	$10,222	$753	$1,440	$12,415
Less: debt discount and issuance costs	$(955)
Less: current portion of long-term debt	$(4,812)
Long-term debt	$4,455

8. Equity Transactions

Preferred Stock

In February 2018, 575 shares of our Series N Preferred Stock owned by BVF Partners L.P., or BVF, along with 8.0 million shares of our common stock owned by BVF were exchanged for 12,575 shares of our Series O Preferred Stock. For the year ended December 31, 2018, we recognized $0.1 million in deemed dividends on preferred stock related to the beneficial conversion feature on the Series O Preferred Stock. There were 12,575 shares of Series O Preferred Stock outstanding as of December 31, 2019 and 2018. BVF is an existing stockholder of the Company, and was one of our investors in the Common Stock offering in February 2018 discussed below. See Note 15. Related Party Transactions for further details.

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

In November 2019, we entered into an Open Sale Agreement with Jefferies LLC, referred to as the Jefferies Sale Agreement, to sell shares of our common stock, having aggregate sales proceeds of up to $15.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. Under the terms of the Jefferies Sale Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Jefferies Sale Agreement, Jefferies may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or on any other existing trading market for the common stock. Jefferies will use commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC. We and Jefferies may each terminate the Jefferies Sale Agreement at any time upon one trading day’s prior notice. We may also sell shares to Jefferies acting as principal for Jefferies' own account. The compensation to Jefferies for sales of our common stock will be an amount equal to 3% of the gross proceeds of any shares of common stock sold under the Jefferies Sale Agreement. We have no obligation to sell any shares under the Jefferies Sale Agreement, and may at any time suspend solicitation and offers under the Jefferies Sale Agreement. We recorded financing costs of $0.2 million in Selling, general and administrative expenses in connection with the Jefferies Sale Agreement for the year ended December 31, 2019. No shares of common stock were sold under the Jefferies Sale Agreement during the year ended December 31, 2019.

Rights Offering

In March 2020, we completed our rights offering. See Note 18. Subsequent Events for further details.

Common Stock Authorized

In May 2018, the Company's certificate of incorporation was amended to increase the total number of authorized shares of common stock from 81.5 million to 101.5 million.

In May 2019, the Company's certificate of incorporation was amended to increase the total number of authorized shares of common stock from 101.5 million to 131.5 million.

Common Stock Reserved

As of December 31, 2019, we had 131.5 million authorized shares of common stock, of which 58.0 million shares were issued and outstanding, and 21.4 million shares were reserved for future issuances as follows (in thousands):

Equity incentive plans	11,211
Option agreement with Adam R. Craig	1,120
Common stock purchase warrants	514
Series O convertible preferred stock	8,383
Employee stock purchase plan	176
Total common stock reserved	21,404

Warrants

Warrants to purchase up to 29,239 shares of our common stock with an exercise price of $17.10 per share, issued in connection with the Third Amendment to the Loan Agreement with Hercules Technology Growth Capital, Inc. in 2015, were outstanding and exercisable as of December 31, 2019.

Warrants to purchase up to 190,140 shares of our common stock with an exercise price of $2.84 per share, issued in connection with the Loan and Security Agreement with SVB in 2017, were outstanding as of December 31, 2019. Of this amount, warrants to purchase up to 169,014 shares of our common stock were exercisable as of December 31, 2019.

Warrants to purchase up to 294,117 shares of our common stock with an exercise price of $1.70 per share, which were issued to a vendor in 2018 as part of compensation for services, were outstanding but remained unexercisable as of December 31, 2019.

9. Other Comprehensive Loss
Total accumulated other comprehensive loss consisted of the following (in thousands):

	Net Unrealized (Loss) Gain on Available-For-Sale Securities	Foreign Currency Translation Adjustments (1)	Unrealized Foreign Exchange Loss on Intercompany Balance (1)	Accumulated Other Comprehensive Loss
December 31, 2018	$(14)	$(9,672)	$(957)	$(10,643)
Current period other comprehensive income (loss)	16	(2,323)	957	(1,350)
December 31, 2019	$2	$(11,995)	$—	$(11,993)

(1) In accordance with ASC 830, Foreign Currency Matters, the current period change includes a release of cumulative translation adjustment in the amount of $1.3 million upon dissolution of CTILS, our foreign subsidiary, which was recognized in Other non-operating income in the consolidated statement of operations for the year ended December 31, 2019.

10. Collaboration, Licensing and Milestone Agreements

Servier

In September 2014, we entered into an Exclusive License and Collaboration Agreement, or the Original Agreement, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively, Servier. In April 2017, we entered into an Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier, pursuant to which the Original Agreement was amended and restated in its entirety. Under the Restated Agreement, we granted Servier an exclusive and sublicensable (subject to certain conditions) royalty-bearing license with respect to the development and commercialization of PIXUVRI for use in pharmaceutical products, or Licensed Products, outside of the United States (and its territories and possessions).

In February 2019, we entered into a Termination and Transfer Agreement, or the Servier Termination Agreement, among, on the one hand, the Company and its subsidiary, CTILS, and, on the other hand, Servier, which terminated the Restated Agreement. Under the Servier Termination Agreement, we were responsible for non-U.S. pharmacovigilance for PIXUVRI (pixantrone), the submission of a marketing authorization application for PIXUVRI and wind down of the PIX306 clinical trial during a transition period. Servier reimbursed us €620,000 (of which, €65,000 was reimbursed and recognized as license and contract revenue in 2018) for costs incurred in connection with transition period activities, and as such we recognized $0.6 million of license and contract revenue related to the transition period activities during the year ended December 31, 2019.

In April 2019, Servier announced that the EMA's Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion for PIXUVRI to convert its conditional approval into a standard marketing authorization as a single agent for the treatment of adult patients with multiply relapsed or refractory aggressive non-Hodgkin B-cell lymphoma, and in June 2019, the European Commission adopted the decision to grant non-conditional marketing authorization for PIXUVRI. Pursuant to the Servier Termination Agreement, we agreed to transfer and assign all of our rights and responsibilities for PIXUVRI globally to Servier pursuant to an asset purchase agreement.

In August 2019, we entered into an asset purchase agreement, which was amended and restated in September 2019, or the Asset Purchase Agreement. The Asset Purchase Agreement required, among other things, Servier to pay us €2.0 million and assume responsibility for all of the obligations related to PIXUVRI, including the Company’s remaining royalty payments to Novartis International Pharmaceutical Ltd. and the University of Vermont. For the year ended December 31, 2019, we recognized $2.2 million of license and contract revenue related to the Asset Purchase Agreement, and all of our rights and responsibilities for PIXUVRI were transferred and assigned globally to Servier pursuant to the Asset Purchase Agreement.

Teva

Pursuant to an acquisition agreement entered into with Cephalon, Inc., or Cephalon, in June 2005, we have the right to receive up to $100.0 million in payments upon achievement of specified sales and development milestones related to TRISENOX. Cephalon was subsequently acquired by Teva Pharmaceutical Industries Ltd., or Teva. As of December 31, 2019, we had earned $60.0 million of such potential milestone payments as a result of having achieved certain milestones. For the year ended December 31, 2018, we received $10.0 million from Teva upon the achievement of a milestone for FDA approval of TRISENOX for first line treatment of acute promyelocytic leukemia. We also earned $10.0 million upon the achievement of worldwide net sales milestones of TRISENOX during the year ended December 31, 2018. The achievement of the remaining milestones is uncertain at this time.

Baxalta

In November 2013, we entered into the Pacritinib License Agreement with Baxter for the development and commercialization of pacritinib for use in oncology and potentially additional therapeutic areas. Baxter assigned its rights and obligations under the Pacritinib License Agreement to Baxalta. Under the Pacritinib License Agreement, we granted to Baxter an exclusive, worldwide (subject to our certain co-promotion rights in the United States), royalty-bearing, non-transferable, and (under certain circumstances outside of the United States) sub-licensable license to our know-how and patents relating to pacritinib.

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

During the year ended December 31, 2019, pursuant to the Asset Purchase Agreement discussed in Servier above, all of our responsibilities and obligations related to PIXUVRI under the Novartis Termination Agreement were fully transferred and assigned to Servier.

University of Vermont

In March 1995, the University of Vermont, or UVM, entered into an agreement, or the UVM Agreement, which, as amended in March 2000, grants us an exclusive, sublicensable license for the rights to PIXUVRI. Pursuant to the UVM Agreement, we acquired the rights to make, have made, sell and use PIXUVRI. We were obligated to make royalty payments to UVM that ranged from low-single digits to mid-single digits as a percentage of net sales. The higher royalty rate is payable for net sales in countries where specified UVM licensed patents exist, or where we have obtained orphan drug protection, until such UVM patents or such protection no longer exists. For a period of ten years after first commercialization of PIXUVRI, the lower royalty rate is payable for net sales in such countries after expiration of the designated UVM patents or loss of orphan drug protection, and in all other countries without such specified UVM patents or orphan drug protection. Unless otherwise terminated, the term of the UVM Agreement continues for the life of the licensed patents in those countries in which a licensed patent exists, and continues for ten years after the first sale of PIXUVRI in those countries where no such patents exist.

During the year ended December 31, 2019, pursuant to the Asset Purchase Agreement discussed in Servier above, all of our responsibilities and obligations related to PIXUVRI under the UVM Agreement were fully transferred and assigned to Servier.

S*BIO Pte Ltd.

We acquired the compounds SB1518 (which is referred to as “pacritinib”) and SB1578, which inhibit JAK2 and FLT3, from S*BIO Pte Ltd., or S*BIO, in May 2012. Under our agreement with S*BIO, we are required to make milestone payments to S*BIO up to an aggregate amount of $132.5 million if certain United States, EU and Japanese regulatory approvals are obtained or if certain worldwide net sales thresholds are met in connection with any pharmaceutical product containing or comprising any compound that we acquired from S*BIO for use for specific diseases, infections or other conditions. At our election, we may pay up to 50% of any milestone payments to S*BIO through the issuance of shares of our common stock or shares of our preferred stock convertible into our common stock. S*BIO will also be entitled to receive royalty payments from us at incremental rates in the low single-digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis.

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

Other Agreements

We have several agreements with contract research organizations, third-party manufacturers and distributors which have durations of greater than one year for the development and distribution of certain of our compounds.

11. Restructuring Activities

In December 2018, we announced a restructuring plan to improve efficiencies and reduce costs within the Company, which impacted a total of 21 positions. The restructuring activities were substantially completed as of March 31, 2019, and we incurred total restructuring expenses of approximately $1.5 million, of which $0.8 million had been incurred during the year ended December 31, 2019.

The following table summarizes the accrual balance and utilization for the year ended December 31, 2019 (in thousands):

Employee separation costs
Restructuring accruals - December 31, 2018	$660
Restructuring expenses	794
Cash payments	(1,454)
Restructuring accruals - December 31, 2019	$—

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

During the years ended December 31, 2019 and 2018, we recognized share-based compensation expense which consisted of the following types of awards (in thousands):

	2019	2018
Restricted stock	—	102
Options	5,166	6,267
Total share-based compensation expense	$5,166	$6,369

The following table summarizes share-based compensation expense for the years ended December 31, 2019 and 2018, which was allocated as follows (in thousands):

	2019	2018
Research and development	$506	$1,950
Selling, general and administrative	4,660	4,419
Total share-based compensation expense	$5,166	$6,369

Share-based compensation had a $5.2 million and $6.4 million effect on our net loss attributable to common stockholders for the years ended December 31, 2019 and 2018, respectively. It had no effect on cash flows from operating activities for the periods presented; however, during the year ended December 31, 2018, we made a payment of $21,000 relating to 5,800 shares of our common stock withheld upon vesting of employee restricted stock awards based on taxes owed by employees upon vesting, which impacted cash flows used in financing activities. We made no such payments during the year ended December 31, 2019 as no shares of restricted stock awards vested during the year ended December 31, 2019 .

As of December 31, 2019, unrecognized compensation cost related to unvested stock options amounted to $4.7 million, which will be recognized over the remaining weighted-average requisite service period of 1.73 years. There was no unrecognized compensation cost related to unvested restricted stock awards (other than performance-based awards) as of December 31, 2019. The unrecognized compensation cost related to unvested options and unvested restricted stock does not include the value of performance-based awards since we do not believe vesting of such awards is probable at this time.

For the years ended December 31, 2019 and 2018, no tax benefits were attributed to share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

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

As of December 31, 2019, 13.6 million shares were authorized for issuance under equity incentive plans, of which 1.0 million shares of common stock were available for future grants under the 2017 Plan.

Stock Options

Fair value for stock options was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.3%	2.9%
Expected dividend yield	None	None
Expected life (in years)	4.4	5.4
Volatility	89%	82%

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

The following table summarizes stock option activity for all of our stock option plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2018 (2,597,000 exercisable)	7,219,000	$4.08
Granted	5,307,000	$0.91
Exercised	—	$—
Forfeited	(1,115,000)	$2.16
Cancelled and expired	(457,000)	$8.35
Outstanding at December 31, 2019 (4,047,000 exercisable)	10,954,000	$2.56	8.3	$3,504
Vested or expected to vest at December 31, 2019	10,510,000	$2.61	8.3	$3,252
Exercisable at December 31, 2019	4,047,000	$4.39	7.2	$6

The weighted average exercise price of options exercisable at December 31, 2019 and 2018 was $4.39 and $5.49, respectively. The weighted average grant-date fair value of options granted during 2019 and 2018 was $0.60 and $2.09 per option, respectively. The number of options vested or expected to vest at December 31, 2019 does not include 4,000 performance-based options with the weighted average exercise price of $22.35 since the achievement of such performance-based milestone was not deemed probable as of December 31, 2019.

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

Restricted Stock

No shares of restricted stock awards were issued in 2019 or 2018. Additionally, 8,000 and 15,000 shares of restricted stock awards were cancelled during 2019 and 2018, respectively.

The total fair value of restricted stock awards vested during the year ended December 31, 2018 was $0.1 million. No shares of restricted stock awards vested during the year ended December 31, 2019.

A summary of the status of nonvested restricted stock awards as of December 31, 2019 and 2018 and changes during the periods then ended, is presented below:

	Nonvested Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2017	63,000	$15.93
Issued	—	$—
Vested	(35,000)	$12.00
Forfeited	(15,000)	$16.12
Nonvested at December 31, 2018	13,000	$26.23
Issued	—	$—
Vested	—	$—
Forfeited	(8,000)	$19.12
Nonvested at December 31, 2019	5,000	$38.90

All nonvested restricted stock outstanding as of December 31, 2019 was performance-based awards. We do not believe vesting of such awards is probable at this time.

Employee Stock Purchase Plan

Under the Purchase Plan, eligible employees may purchase a limited number of shares of our common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, we issued approximately 2,000 and 5,000 shares of our common stock to employees during the years ended December 31, 2019 and 2018, respectively. There are 0.2 million shares of common stock authorized under the Purchase Plan and approximately 0.2 million shares are reserved for future purchases as of December 31, 2019.

13. Employee Benefit Plans

Our U.S. employees participate in the CTI BioPharma Corp. 401(k) Plan whereby eligible employees may defer up to 80% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. We may make discretionary matching contributions based on certain plan provisions. We recorded $0.1 million and $0.2 million related to discretionary matching contributions during the year ended December 31, 2019 and 2018, respectively.

14. Net Loss Per Share

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

The computation of net loss per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Net loss attributable to common stockholders	$(40,020)	$(29,400)
Basic and diluted:
Weighted average shares outstanding	57,980	56,106
Less: weighted average restricted shares outstanding	(6)	(33)
Shares used in calculation of basic and diluted net loss per common share	57,974	56,073
Net loss per common share: Basic and diluted	$(0.69)	$(0.52)

Common shares underlying equity awards, warrants and convertible preferred stock aggregating 18.9 million shares and 15.3 million shares for the years ended December 31, 2019 and 2018, respectively, prior to the application of the treasury stock method, have been excluded from the calculation of diluted net loss per share because they were anti-dilutive.

15. Related Party Transactions

Aequus

We have a majority ownership interest in Aequus. In May 2007, we entered into a license agreement with Aequus whereby Aequus gained rights to our Genetic Polymer™ technology. We also entered into an agreement to fund Aequus in exchange for a convertible promissory note.

In March 2017, we and Aequus entered into a License and Promissory Note Termination Agreement and a Note Cancellation Agreement, pursuant to which (1) all of the then-outstanding principal, plus all accrued and unpaid interest, approximately $13.7 million in total, was cancelled and terminated, (2) our license agreement with Aequus was terminated, (3) all obligations to Aequus were terminated with the exception of providing additional funding of up to $347,500 to Aequus, and (4) Aequus agreed to pay us a) 20% of milestone and similar payments, up to a maximum amount of $20.0 million, and b) royalties, on a product-by-product and county-by country basis, of 5% of net sales of certain ACTH Products being developed by Aequus. The additional funding of $347,500 had been provided in full as of September 30, 2017. Payments from Aequus are due the later of (1) expiration of the last to expire valid patent claim that claims the ACTH Product, or (2) ten years from the first commercial sale of the applicable ACTH Product. We have the right to terminate the License and Promissory Note Termination Agreement and require Aequus to assign all ACTH Product related assets to us without further compensation to Aequus if Aequus does not file an Investigational New Drug Application for an ACTH Product with the FDA by September 6, 2019. Aequus did not file an Investigational New Drug Application by September 6, 2019; however, we have not exercised such right and have not requested Aequus to assign all ACTH Product related assets to us.

BVF Partners L.P.

In February 2018, in connection with the public offering of common stock (also discussed in Note 8. Equity Transactions), BVF purchased 6.3 million shares of our common stock. In addition, BVF exchanged 8.0 million shares of our common stock owned by BVF and 575 shares of our Series N Preferred Stock owned by BVF for 12,575 shares of our Series O Preferred Stock. As of December 31, 2019 and 2018, BVF beneficially owned approximately 12.0% of our outstanding common stock. Matthew D. Perry, a member of our Board, is the President of BVF and portfolio manager for the underlying funds managed by the firm.

In March 2020, in connection with our rights offering as discussed in Note 18. Subsequent Events, BVF purchased a total of 3,047 shares of our Series X Preferred Stock, which are convertible into 30.5 million shares of our common stock. As of the date of the filing of this Annual Report on Form 10-K, no shares of Series X Preferred Stock owned by BVF have been converted into our common stock.

16. Commitments and Contingencies

Commitments

See Note 5. Leases and Note 7. Long-term Debt for scheduled lease and debt payments. In addition, certain of our licensing agreements obligate us to make payments upon achievement of milestones and pay a royalty on net sales of products utilizing licensed compounds. See Note 10. Collaboration, Licensing and Milestone Agreements for further details. Purchase commitments relating to clinical trial contracts, manufacturing supply, insurance and other obligations also arise in the ordinary course of business. We anticipate the timing of payments under these contracts to range from less than one year to more than three years.

Contingencies

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.8 million and €0.9 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We have appealed all the assessments and are defending ourselves against the assessments both on procedural grounds and on the merits of the cases, although we can make no assurances regarding the ultimate outcome of these cases.

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

2005 VAT Assessment. In January 2018, the Italian Supreme Court issued decision No. 02250/2018 which (i) rejected the April 2013 appeal of the ITA, (ii) confirmed the October 2012 decision of the Regional Tax Court (127/31/2012), which fully accepted the merits of our earlier appeal and confirmed that no penalties could be imposed against us, and (iii) due to the novelty of the arguments at stake, compensated the legal expenses incurred by the parties. The ITA may not use any ordinary means of appeal against the Italian Supreme Court decision, and we have applied for a refund based on the guidance from the ITA.

2006 and 2007 VAT Assessments. In November 2013, the ITA appealed to the Italian Supreme Court an April 2013 decision of the Regional Tax Court (57/35/13), that fully rejected the merits of an earlier ITA appeal, declared that no penalties could be imposed against us and found the ITA liable to pay us approximately €12,000, as a partial refund of legal expenses we incurred.

No hearing dates have been fixed yet for either the 2003 VAT Assessment or consolidated 2006 and 2007 VAT Assessment cases.

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.3 million, or approximately $4.8 million converted using the currency exchange rate as of December 31, 2019, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. We have not recorded this contingent liability in the financial statements as we do not believe the potential payment to the ITA is probable at this time.

17. Income Taxes

We file income tax returns in the United States and the United Kingdom. A substantial part of our operations takes place in the State of Washington, which does not impose an income tax as that term is defined in ASC 740, Accounting for Income Taxes. As such, our state income tax expense or benefit, if recognized, would be immaterial to our operations. We are not currently under examination by an income tax authority, nor have we been notified that an examination is contemplated.

Loss before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year ended December 31,
	2019	2018
United States	$(40,242)	$(29,162)
Foreign	219	(190)
Net loss before noncontrolling interest and income taxes	$(40,023)	$(29,352)

The reconciliation between the income tax rate and our effective tax rate as of December 31 is as follows:

	2019	2018
Federal income tax rate	21%	21%
Research and development tax credits	14	6
Non-deductible executive compensation	(2)	(1)
Valuation allowance	(31)	(12)
Expired tax attribute carryforwards	—	(17)
Gain on foreign entity liquidation	1	3
Foreign currency gains and losses	1	2
Unrecognized tax benefits	(3)	—
Other	(1)	(2)
Net effective tax rate	—%	—%

The principal components of our deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$27,151	$18,792
Capitalized research and development	32,907	32,029
Research and development tax credit carryforwards	7,317	3,061
Stock-based compensation	3,109	2,940
Intangible assets	7,519	7,802
Depreciation and amortization	618	549
Lease liability	1,039	—
Other deferred tax assets	918	1,806
Total deferred tax assets	80,578	66,979
Less: valuation allowance	(79,506)	(66,698)
	1,072	281
Deferred tax liabilities:
Right-of-use asset	(667)	—
Deductions for tax in excess of financial statements	(405)	(281)
Total deferred tax liabilities	(1,072)	(281)
Net deferred tax assets	$—	$—

As of December 31, 2019 and 2018, we had U.S. federal net operating loss carryforwards, or the NOL, of approximately $92.0 million and $56.6 million respectively, which are available to reduce future taxable income. The Tax Cuts and Jobs Act enacted in December 2017 altered the carryforward period for federal net operating losses and as a result, all net operating losses generated in 2018 and forward have an indefinite life. Of the net operating losses reported, we have accumulated $48.7 million with an indefinite life as of December 31, 2019. We have accumulated state tax losses of approximately $12.7 million and $18.0 million as of December 31, 2019 and 2018, respectively. We also had U.S. federal tax credits of $7.3 million and $3.1 million as of December 31, 2019 and 2018, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards began to expire in 2018 and may become subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under

Sections 382 and 383 of the Internal Revenue Code, or the IRC, of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. We have undertaken a formal IRC Section 382 study and the attributes disclosed in this footnote reflect the conclusion of that study. However, subsequent ownership changes may further affect the limitation in future years.

At December 31, 2019, the NOL carryforwards in the United Kingdom, which have an indefinite carryforward period, were approximately $40.9 million.

Certain of the net operating loss deferred tax assets in the table above, totaling $10.3 million at December 31, 2019 are consolidated in our U.S. GAAP income tax provision due to our 60% ownership in Aequus; however, Aequus is not consolidated for income tax purposes and therefore these net operating losses will not be available to us in our future tax filings.

We maintain a full valuation allowance on our net deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In our valuation, we considered our cumulative loss in recent years and forecasted losses in the near term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, we determined that the negative evidence outweighed the positive evidence and that a full valuation allowance on our net deferred tax assets will be maintained. We will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed. Our valuation allowance increased by $12.8 million during the year ended December 31, 2019 primarily due to increases in capitalized research and development, increases in our tax credit carryforwards and increases in our net operating loss carryforwards.

We follow the provisions in ASC 740 and the guidance related to accounting for uncertainty in income taxes. We determine our uncertain tax positions based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. We are subject to U.S. federal and state and U.K. income taxes with varying statutes of limitations. Tax years from 2000 forward remain open to examination due to the carryover of net operating losses or tax credits. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.

The total balance of unrecognized tax benefits as of December 31 is as follows (in thousands):

	2019	2018
Balance at beginning of period	$—	$—
Gross increases to tax positions in prior periods	633	—
Gross increases to tax positions in current periods	635	—
Balance at end of period	$1,268	$—

As of December 31, 2019, the total amount of unrecognized tax benefits was $1.3 million, which was recorded as a reduction to the deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We had no accrued interest or penalties as of December 31, 2019.

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Standards, the FASB issued new accounting guidance which modifies ASC 740 - Income Taxes to simplify the accounting for income taxes. We have early adopted this standard on January 1, 2019. Since we have incurred net losses since our inception and maintain a full valuation allowance on our net deferred tax assets, the adoption of this guidance did not have a material impact on our consolidated balance sheets, statements of operations and cash flows or financial statement disclosures.

18. Subsequent Events

Rights Offering

In March 2020, we completed a rights offering through the distribution of subscription rights to holders of our common stock and Series O Preferred Stock, or the Rights Offering. Under the Rights Offering and separate purchase commitments by certain of our investors, we sold a total of 15.7 million shares of our common stock and approximately 4,429 shares of Series X Preferred Stock, which are convertible into 44.3 million shares of our common stock, for aggregate gross proceeds of approximately

$60.0 million. Total offering costs are estimated to be $0.7 million. As of the date of the filing of this Annual Report on Form 10-K, no shares of Series X Preferred Stock have been converted into common stock.

Each share of Series X Preferred Stock has a stated value of $10,000 per share and is convertible into 10,000 shares of our common stock at the option of the holder at any time; subject to certain limitations, including, that the holder will be prohibited from converting Series X Preferred Stock into common stock, if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock. In the event of our liquidation, dissolution or winding up, holders of Series X Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock and Series O Preferred Stock holders of Series X Preferred Stock are entitled to receive dividends on shares of Series X Preferred Stock equal (on an as-if-converted-to-common stock basis) to and in the same form as dividends actually paid on the common stock or other junior securities of the Company. Shares of Series X Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series X Preferred Stock will be required to amend the terms of the Series X Preferred Stock.

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

The reports of Marcum LLP on our financial statements for the two fiscal years ended December 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report of Marcum LLP dated March 2, 2017, relating to our consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows and the related financial statement schedule for each of the three years in the period ended December 31, 2016, included an explanatory paragraph as to the uncertainty of our ability to continue as a going concern. The audit reports of Marcum LLP on our effectiveness of internal control over financial reporting for the two fiscal years ended December 31, 2017 and 2016 did not contain any adverse opinion or disclaimer of opinion.

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

As of the end of the Company’s 2019 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was effective.

(c) Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “non-accelerated filers.”

(d) Changes in Internal Controls

There have been no changes to our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated herein by reference to information in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to information in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated herein by reference to information in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference to information in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference to information in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

(3) Exhibits - The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

2.1	Agreement and Plan of Merger, dated January 24, 2018, by and between CTI BioPharma Corp., a Washington corporation, and CTI BioPharma Corp., a Delaware corporation.	8-K	000-28386	2.1	January 24, 2018

3.1	Certificate of Incorporation of CTI BioPharma Corp., a Delaware corporation, dated January 24, 2018.	8-K	000-28386	3.1	January 24, 2018

3.2	Certificate of Amendment to the Certificate of Incorporation of CTI BioPharma Corp., dated May 17, 2018.	10-Q	000-28386	3.1	August 3, 2018

3.3	Certificate of Amendment to the Certificate of Incorporation of CTI BioPharma Corp., dated May 17, 2019.	10-Q	000-28386	3.1	August 1, 2019

3.4	Certificate of Designation for Series O Convertible Preferred Stock.	8-K	000-28386	3.1	February 12, 2018

3.5	Amended and Restated Bylaws of CTI BioPharma Corp., a Delaware corporation.	8-K	000-28386	3.1	March 23, 2018

4.1	Specimen Common Stock Certificate.	8-K	000-28386	4.1	February 12, 2018

4.2	Warrant Agreement, dated June 9, 2015, by and between Registrant and Hercules Technology Growth Capital, Inc.	8-K	001-12465	4.1	June 10, 2015

4.3	Warrant to Purchase Stock, dated November 28, 2017, by and between CTI BioPharma Corp. and Silicon Valley Bank.	8-K	000-28386	4.1	November 28, 2017

4.4	Warrant to Purchase Stock, dated November 28, 2017, by and between CTI BioPharma Corp. and Life Science Loans II, LLC.	8-K	000-28386	4.2	November 28, 2017

4.5	Form of Warrant to Purchase Common Stock, dated November 6, 2018, issued to consultant to CTI BioPharma Corp.	10-K	000-28386	4.5	March 13, 2019

4.6	Description of Securities.				Filed herewith

10.1	Office Lease, dated January 27, 2012, by and between CTI BioPharma Corp. and Selig Holdings Company LLC.	10-K	001-12465	10.4	March 8, 2012

10.2†	Sublease agreement by and between CTI BioPharma Corp. and Cascadian Therapeutics, Inc.	8-K	000-28386	10.1	December 5, 2017

10.3*	Offer Letter, dated July 2, 2015, by and between CTI BioPharma Corp. and Bruce J. Seeley.	10-Q	001-12465	10.3	August 6, 2015

10.4*	Employment Agreement, dated February 24, 2017, by and between CTI BioPharma Corp. and Adam Craig.	8-K	000-28386	10.1	February 27, 2017

10.5*	Amendment to Employment Agreement, dated October 31, 2018, by and between CTI BioPharma Corp. and Adam R. Craig.	10-Q	000-28386	10.2	November 1, 2018

10.6*	Form of Severance Agreement for CTI BioPharma Corp.'s Executive Officers (as in effect as of January 6, 2015).	10-K	001-12465	10.6	March 12, 2015

10.7*	Severance Agreement, dated July 27, 2015, by and between CTI BioPharma Corp. and Bruce J. Seeley.	10-K	001-12465	10.11	February 17, 2016

10.8*	Offer Letter, dated August 1, 2017, by and between CTI BioPharma Corp. and David Kirske.	10-Q	000-28386	10.3	August 4, 2017

10.9*	Severance Agreement, dated September 25, 2017, by and between CTI BioPharma Corp. and David Kirske.	8-K	000-28386	10.1	September 26, 2017

10.10*	Form of Indemnity Agreement for CTI BioPharma Corp.'s Executive Officers and Directors.	8-K	000-28386	10.1	January 24, 2018

10.11*	2007 Employee Stock Purchase Plan, as amended and restated.	DEF 14A	001-12465	Appendix B	July 29, 2015

10.12*	CTI BioPharma Corp. 2015 Equity Incentive Plan, as amended.	8-K	001-12465	10.1	April 29, 2016

10.13*	Global Form of 2015 Equity Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	001-12465	10.3	November 5, 2015

10.14*	Global Form of 2015 Equity Incentive Plan Stock Option Agreement.	10-Q	001-12465	10.4	November 5, 2015

10.15*	Global Form of 2015 Equity Incentive Plan Stock Bonus Award Agreement.	10-Q	001-12465	10.5	November 5, 2015

10.16*	2007 Equity Incentive Plan, as amended and restated.	10-Q	001-12465	10.1	October 31, 2014

10.17*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement.	10-K	001-12465	10.14	March 12, 2015

10.18*	Global Form of 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement.	10-K	001-12465	10.15	March 12, 2015

10.19*	Global Form of 2007 Equity Incentive Plan Stock Option Agreement.	10-K	001-12465	10.16	March 12, 2015

10.20*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement for Directors (relating to applicable awards granted prior to December 17, 2014).	10-Q	001-12465	10.7	April 26, 2011

10.21*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement (relating to applicable awards granted prior to December 17, 2014).	10-Q	001-12465	10.3	October 30, 2013

10.22*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement for employees (relating to applicable awards granted prior to December 17, 2014).	10-Q	001-12465	10.6	April 26, 2011

10.23*	Form of 2007 Equity Incentive Plan Stock Option Agreement for Directors and Officers (relating to applicable awards granted prior to December 17, 2014).	10-Q	001-12465	10.1	October 30, 2013

10.24*	Form of Stock Award Agreement for grants of fully vested shares under CTI BioPharma Corp’s 2007 Equity Incentive Plan, as amended.	10-Q	001-12465	10.2	October 30, 2013

10.25*	Form of Equity/Long-Term Incentive Award Agreement for Bruce J. Seeley.	10-K	001-12465	10.35	February 17, 2016

10.26*	Form of Amendment to Form of Equity/Long-Term Incentive Award Agreement, dated December 23, 2015, for Bruce J. Seeley.	10-K	001-12465	10.37	February 17, 2016

10.27*	Amended and Restated 2017 Equity Incentive Plan of the Registrant.	8-K	000-28386	10.1	May 21, 2018

10.28*	Form of Stock Option Agreement under the CTI BioPharma Corp. Amended and Restated 2017 Equity Incentive Plan.	8-K	000-28386	10.2	May 21, 2018

10.29	Acquisition Agreement, dated June 10, 2005, by and among CTI BioPharma Corp., CTI Technologies, Inc. and Cephalon, Inc.	8-K	001-12465	10.1	June 14, 2005

10.30†	Termination Agreement, effective January 3, 2014, by and between CTI BioPharma Corp. and Novartis International Pharmaceutical Ltd.	10-Q	001-12465	10.2	April 29, 2014

10.31†	Asset Purchase Agreement, dated April 18, 2012, by and between CTI BioPharma Corp. and S*BIO Pte Ltd.	8-K	001-12465	10.1	April 24, 2012

10.32†	Amended and Restated Exclusive License and Collaboration Agreement, dated April 21, 2017, by and among CTI BioPharma Corp., CTI Life Sciences Limited, Laboratoires Servier and Institut de Recherches Internationales Servier.	10-Q	000-28386	10.4	May 3, 2017

10.33	Asset Return and Termination Agreement, dated October 21, 2016, by and between CTI BioPharma Corp. and Baxalta.	8-K	001-12465	10.2	October 24, 2016

10.34	Letter Agreement, dated June 9, 2017, by and between CTI BioPharma Corp. and BVF Partners L.P.	8-K	000-28386	10.1	June 9, 2017

10.35†	Amended and Restated Exclusive License Agreement, dated October 24, 2014, by and between CTI BioPharma Corp. and Vernalis (R&D) Ltd.	8-K/A	001-12465	10.3	November 6, 2014

10.36†	Manufacturing and Supply Agreement, dated April 15, 2014, by and between CTI BioPharma Corp. and DSM Fine Chemicals Austria Nfg GmbH & Co KG.	10-Q	001-12465	10.1	August 4, 2014

10.37	Loan and Security Agreement, dated November 28, 2017, by and between CTI BioPharma Corp. and Silicon Valley Bank.	8-K	000-28386	10.1	November 28, 2017

10.38	First Amendment to Loan and Security Agreement, dated May 17, 2018, by and between CTI BioPharma Corp. and Silicon Valley Bank.	10-Q	000-28386	10.3	August 3, 2018

10.39	Waiver Agreement, dated January 19, 2018, by and between CTI BioPharma Corp. and Silicon Valley Bank.	10-K	000-28386	10.58	March 7, 2018

10.40	Stipulation of Settlement.	8-K	000-28386	99.2	December 15, 2017

10.41	Letter Agreement, dated December 9, 2015, by and between CTI BioPharma Corp. and BVF Partners L.P.	8-K	001-12465	10.1	December 9, 2015

10.42	Exchange Agreement, dated February 8, 2018, by and between CTI BioPharma Corp. and BVF Partners L.P.	8-K	000-28386	10.1	February 12, 2018

10.43	Separation Agreement and Release dated September 4, 2018, by and between CTI BioPharma Corp. and Jack W. Singer.	8-K	000-28386	1	September 6, 2018

10.44	Termination and Transfer Agreement, dated February 25, 2019, by and among on the one hand, CTI BioPharma Corp. and CTI Life Sciences Limited, and, on the other hand, Les Laboratoires Servier and Institut de Recherches Internationales Servier.	8-K	000-28386	10.1	February 27, 2019

10.45*	CTI BioPharma Corp. Executive Incentive Compensation Plan.	10-K	000-28386	10.45	March 13, 2019

10.46*	Director Compensation Policy.				Filed herewith

10.47	Open Market Sale AgreementSM, dated November 15, 2019, between CTI BioPharma Corp. and Jefferies LLC.	8-K	000-28386	1.1	November 15, 2019

21.1	Subsidiaries of the Registrant.				Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				Filed herewith.

24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.

101.INS	XBRL Instance				Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema				Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation				Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition				Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels				Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation				Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

Item 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2020

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

Signature	Title	Date
/s/ Laurent Fischer Laurent Fischer, M.D.	Chairman of the Board and Director	March 12, 2020
/s/ Adam R. Craig Adam R. Craig, M.D., Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020
/s/ David H. Kirske David H. Kirske	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2020
/s/ Michael A. Metzger Michael A. Metzger	Director	March 12, 2020
/s/ David Parkinson David Parkinson, M.D.	Director	March 12, 2020
/s/ Matthew D. Perry Matthew D. Perry	Director	March 12, 2020
/s/ Reed V. Tuckson Reed V. Tuckson, M.D.	Director	March 12, 2020