Form 10-Q
period 2020-03-31
CTI BIOPHARMA CORP
filed 2020-05-15
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2020
Common Stock, par value $0.001 per share	73,681,593

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$81,149	$31,144
Short-term investments	—	2,522
Prepaid expenses and other current assets	1,490	1,914
Total current assets	82,639	35,580
Property and equipment, net	1,102	1,235
Other assets	4,240	9,465
Total assets	$87,981	$46,280

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$905	$—
Accrued expenses	6,565	11,606
Current portion of long-term debt	4,812	4,812
Other current liabilities	2,123	2,070
Total current liabilities	14,405	18,488
Long-term debt, less current portion	3,252	4,455
Other liabilities	4,295	5,407
Total liabilities	21,952	28,350
Commitments and contingencies
Mezzanine equity:
Series X Preferred Stock, 4,429 shares and 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively (Aggregate liquidation preference of $44,290 and $0 as of March 31, 2020 and December 31, 2019, respectively)	43,645	—
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333
Series O Preferred Stock, 12,575 shares issued and outstanding as of March 31, 2020 and December 31, 2019 (Aggregate liquidation preference of $25,150 as of March 31, 2020 and December 31, 2019)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 131,500,000 as of March 31, 2020 and December 31, 2019
Issued and outstanding shares - 73,681,593 and 57,979,725 as of March 31, 2020 and December 31, 2019, respectively	74	58
Additional paid-in capital	2,315,810	2,299,186
Accumulated other comprehensive loss	(11,993)	(11,993)
Accumulated deficit	(2,275,749)	(2,263,563)
Total CTI stockholders' equity	28,142	23,688
Noncontrolling interest	(5,758)	(5,758)
Total stockholders' equity	22,384	17,930
Total liabilities, mezzanine equity and stockholders' equity	$87,981	$46,280
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019

License and contract revenues	$—	$640
Operating costs and expenses:
Research and development	3,264	5,172
General and administrative	4,467	5,206
Restructuring expenses	—	794
Other operating expenses	4,200	—
Total operating costs and expenses	11,931	11,172
Loss from operations	(11,931)	(10,532)
Non-operating income (expense):
Interest income	119	380
Interest expense	(167)	(294)
Amortization of debt discount and issuance costs	(130)	(130)
Foreign exchange loss	(77)	(238)
Total non-operating expense, net	(255)	(282)
Net loss	$(12,186)	$(10,814)
Basic and diluted net loss per common share	$(0.20)	$(0.19)
Shares used in calculation of basic and diluted net loss per common share	62,461	57,973

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss before noncontrolling interest	$(12,186)	$(10,814)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	662
Unrealized foreign exchange loss on intercompany balance	—	(679)
Net unrealized gain on available-for-sale securities	—	26
Other comprehensive income	—	9
Comprehensive loss	(12,186)	(10,805)
Comprehensive loss attributable to noncontrolling interest	—	—
Comprehensive loss attributable to CTI	$(12,186)	$(10,805)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

					Additional	Accumulated Other			Total
	Series O Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance at January 1, 2020	13	$—	57,980	$58	$2,299,186	$(11,993)	$(2,263,563)	$(5,758)	$17,930
Issuance of common stock, net of issuance costs	—	—	15,699	16	15,454	—	—	—	15,470
Conversion of Series X preferred stock to common stock	—	—	3	—	3	—	—	—	3
Equity-based compensation	—	—	—	—	1,167	—	—	—	1,167
Net loss	—	—	—	—	—	—	(12,186)	—	(12,186)
Balance at March 31, 2020	13	$—	73,682	$74	$2,315,810	$(11,993)	$(2,275,749)	$(5,758)	$22,384

					Additional	Accumulated Other			Total
	Series O Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance at January 1, 2019	13	$—	57,986	$58	$2,294,025	$(10,643)	$(2,224,746)	$(5,755)	$52,939
Cumulative effect adjustments	—	—	—	—	(7)	—	1,203	—	1,196
Equity-based compensation	—	—	(7)	—	1,257	—	—	—	1,257
Net loss	—	—	—	—	—	—	(10,814)	—	(10,814)
Other comprehensive income	—	—	—	—	—	9	—	—	9
Balance at March 31, 2019	13	$—	57,979	$58	$2,295,275	$(10,634)	$(2,234,357)	$(5,755)	$44,587

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss before noncontrolling interest	$(12,186)	$(10,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	1,167	1,257
Depreciation and amortization	133	140
Provision for Italian VAT receivables and deposit	4,200	—
Other	(38)	215
Changes in operating assets and liabilities:
Receivables from license and development services arrangements	—	12,846
Prepaid expenses and other assets	1,038	972
Accounts payable, accrued expenses and other liabilities	(4,756)	(8,072)
Net cash used in operating activities	(10,442)	(3,456)
Investing activities
Proceeds from maturities of short-term investments	2,500	9,000
Net cash provided by investing activities	2,500	9,000
Financing activities
Proceeds from rights offering, net of issuance costs	59,280	—
Principal payments on debt	(1,333)	(1,333)
Cash paid for at-the-market equity offering costs	—	(45)
Net cash provided by (used in) financing activities	57,947	(1,378)

Effect of exchange rate changes on cash and cash equivalents	—	(12)
Net increase in cash and cash equivalents	50,005	4,154
Cash and cash equivalents at beginning of period	31,144	36,439
Cash and cash equivalents at end of period	$81,149	$40,593

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$179	$301

See accompanying notes.

CTI BIOPHARMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., together with its subsidiary, also referred to collectively in this Quarterly Report on Form 10-Q as “we,” “us,” “our,” the “Company” and “CTI,” is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are focused on evaluating pacritinib, our sole product candidate currently in active development, for the treatment of adult patients with myelofibrosis.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2020 and 2019 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on March 13, 2020.

The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiary, CTI Life Sciences Limited, or CTILS, until its dissolution in November 2019. As of March 31, 2020, we also had an approximately 60% interest in our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus. The remaining interest in Aequus not held by CTI is reported as noncontrolling interest in the condensed consolidated financial statements.

All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of loss contingencies in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, stock-based compensation forfeiture rates, collectability of receivables, and impairment of investments. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

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

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, are expected to result in operating losses for the foreseeable future. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Development, Commercialization and License Agreement, or the Pacritinib License Agreement, with Baxalta and are no longer eligible to receive cost sharing or milestone payments for pacritinib's development. We have incurred a net operating loss every year since our formation. As of March 31, 2020, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses for the foreseeable future.

Our available cash and cash equivalents were $81.1 million as of March 31, 2020. We completed the evaluation about our ability to continue as a going concern as required by Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Based on this analysis, we expect that our present financial resources will be sufficient to meet our obligations as they come due and to fund our operations into the fourth quarter of 2021.

We will need to acquire additional funds in order to develop our business and continue the development of pacritinib. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding obtained through the sale of such shares or otherwise may not be sufficient, available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The amount of financing we require is dependent on many factors, such as the number of clinical trial sites, the number of patients in a trial, the pace of patient enrollment and other matters that may impact clinical development, including changes to a trial that we may initiate or that may be requested by the FDA or other regulators, and there can be no assurance as to the amount of funding necessary to fund the development of pacritinib to completion. In addition, our ability to comply with covenants under the loan and security agreement with Silicon Valley Bank, or SVB, may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants, including a material adverse change in our business, operations or condition (financial or otherwise) could result in an event of default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. The accompanying condensed consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Cash, Cash Equivalents and Short-term Investments

As of March 31, 2020 and December 31, 2019, our cash, cash equivalents and short-term investments consisted of cash, money market funds, U.S. government and agency securities and corporate debt securities. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

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

We measure the fair value of money market funds based on the closing price reported by a fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of March 31, 2020 and December 31, 2019. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2020		December 31, 2019
	Cost or Amortized Cost	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$343	$343	$188
Level 1 securities:
Money market funds	80,806	80,806	28,957
Level 2 securities:
U.S. government and agency securities	—	—	2,522
Corporate debt securities	—	—	1,999
Total cash, cash equivalents and short-term investments	$81,149	$81,149	$33,666

Italian Value Added Tax Receivable

We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was approximately €3.9 million as of March 31, 2020 and December 31, 2019. While we believe that our refund claim is valid, we have concluded that the recent COVID-19 global pandemic negatively impacted the collectability of our Italian VAT receivables and deposit. Accordingly, we have recorded a full provision against our Italian VAT receivables and deposit outstanding as of March 31, 2020 in the amount of $4.2 million, which is included in Other operating expenses for the three months ended March 31, 2020.

In addition, as disclosed in Note 5. Contingencies, the ITA assessed us for additional VAT payments for services we provided in Italy, which we do not believe we owe. We have not recorded an amount in the financial statements for this contingent liability as we do not believe the potential payment of up to €4.3 million (or approximately $4.8 million converted using the currency exchange rate as of March 31, 2020), to the ITA is probable at this time.

Leases

Under ASC 842 - Leases, we determine if an arrangement is a lease at inception. We recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as operating or finance at lease commencement, which will affect the pattern and classification of expense recognition in our condensed consolidated statements of operations.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term as part of Research and development expenses and General and administrative expenses in our condensed consolidated statements of operations. Right-of-use assets are included in Other assets, and the current portion of lease liabilities and the non-current portion of lease liabilities are included in Other current liabilities and Other liabilities, respectively, in our condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

As of March 31, 2020 and December 31, 2019, the balance of accumulated other comprehensive loss was related to foreign currency translation adjustments.

Equity-based Compensation

Equity-based compensation expense is recognized over the requisite service periods on awards ultimately expected to vest and reduced for forfeitures that are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based stock options and restricted stock, we record compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. For the three months ended March 31, 2020 and 2019, we recorded equity-based compensation expense of $1.2 million and $1.3 million, respectively. Substantially all of equity-based compensation expense was related to option awards and was included in General and administrative expenses for the periods presented.

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

Common shares underlying stock awards, warrants and convertible preferred stock aggregating 29.6 million shares and 16.9 million shares for the three months ended March 31, 2020 and 2019, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Recently Adopted Accounting Standards

In August 2018, the FASB issued new accounting guidance which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this guidance on January 1, 2020. The adoption of this accounting guidance did not have a material impact on our condensed consolidated financial statements.

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

2. Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Right-of-use assets	$3,088	$3,379
Italian VAT receivables, net	—	4,390
Italian VAT deposit, net	—	483
Clinical trial deposits	720	720
Refundable security deposit	194	194
Other	238	299
Other assets	$4,240	$9,465

During the three months ended March 31, 2020, we recorded full provisions against our Italian VAT receivables and deposit outstanding as of March 31, 2020. See Note 1. Description of Business and Summary of Significant Accounting Policies - Italian Value Added Tax Receivable for further details.

3. Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Lease liabilities, non-current	$2,480	$2,993
End-of-facility lender fee	1,440	1,440
Other long-term obligations	375	974
Total other liabilities	$4,295	$5,407

End-of-facility lender fee as of March 31, 2020 and December 31, 2019 represents an amount payable to Silicon Valley Bank upon repayment of our secured term loan. See Part II, Item 8, "Notes to Consolidated Financial Statements, Note 7. Long-term Debt" of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

4. Equity Transactions

In March 2020, we completed a rights offering through the distribution of subscription rights to holders of our common stock and Series O Preferred Stock, or the Rights Offering. Under the Rights Offering, we issued a total of 15.7 million shares of our common stock and 4,429 shares of our Series X Preferred Stock, which shares of Series X Preferred Stock are convertible into 44.3 million shares of our common stock, for aggregate gross proceeds of approximately $60.0 million. Total offering costs were approximately $0.9 million. There was no beneficial conversion feature on our Series X Preferred Stock. Due to the revocable nature of the Rights Offering prior to closing, there was no separate accounting for the subscription rights and purchase guarantees made by certain of our stockholders prior to the closing date.

As of March 31, 2020, since we do not have an adequate number of authorized common stock to satisfy the number of required shares under the conversion option of our Series X Preferred Stock, the carrying amount of Series X Preferred Stock has been classified as mezzanine equity in the condensed consolidated balance sheet until such time that our stockholders approve an increase in the number of authorized common shares so that settlement of the conversion option's exercise can be controlled.

During the three months ended March 31, 2020, 0.2873 of a share of our Series X Preferred Stock converted into 2,873 shares of our common stock. There were 4,429 shares of our Series X Preferred Stock outstanding as of March 31, 2020.

Each share of our Series X Preferred Stock has a stated value of $10,000 per share and is convertible into 10,000 shares of our common stock at the option of the holder at any time except as described above; subject to certain limitations, including, that the holder will be prohibited from converting Series X Preferred Stock into common stock, if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock. In the event of our liquidation, dissolution or winding up, holders of Series X Preferred Stock will participate pari passu with any distribution of proceeds to holders of our common stock and holders of our Series O Preferred Stock. Holders of our Series X Preferred Stock are also entitled to receive dividends on shares of Series X Preferred Stock equal (on an as-if-converted-to common stock basis) to and in the same form as dividends actually paid on our common stock or other junior securities of the Company. Shares of Series X Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series X Preferred Stock will be required to amend the terms of the Series X Preferred Stock.

5. Contingencies

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.8 million and €0.9 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We have appealed all of the assessments and are defending ourselves against the assessments both on procedural grounds and on the merits of the cases, although we can make no assurances regarding the ultimate outcome of these cases. There have been no changes to the status of the legal proceedings surrounding each respective VAT year return at issue since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019. See Part II, Item 8, "Notes to Consolidated Financial Statements, Note 16. Commitments and Contingencies" of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.3 million, or approximately $4.8 million converted using the currency exchange rate as of March 31, 2020, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. We have not recorded this contingent liability in the financial statements as we do not believe the potential payment to the ITA is probable at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical fact are forward-looking statements, including, without limitation:

•	our expectations regarding business disruptions and related risks resulting from the recent worldwide coronavirus pandemic known as COVID-19;

•
our expectations regarding sufficiency of cash resources, cash expenditures, sources of cash flows and other projections, product manufacturing and sales, research and development expenses, general and administrative expenses and additional losses;

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

•
those risk factors identified in this Quarterly Report on Form 10-Q under the heading Risk Factors and in other filings we periodically make with the U.S. Securities and Exchange Commission, or the SEC.

In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should” or “will” or the negative thereof, variations thereof and similar expressions. Such statements are based on management’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from those set forth in the forward-looking statements. There can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. We urge you to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and those made under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and any risk factors contained in our subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

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

We do not intend to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

In this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” the “Company” and “CTI” mean CTI BioPharma Corp. and our subsidiaries, except where it is otherwise made clear.

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

In January 2020, we had a Type A meeting with the FDA and reached an agreement on the final design changes to our PACIFICA pivotal Phase 3 clinical trial, including changes to the statistical analysis plan that would allow for an accelerated approval pathway for pacritinib. We have amended our PACIFICA Phase 3 trial protocol to allow for the primary analysis of SVR rates on the first 168 patients, with an end-of-study analysis of TSS and OS following the full enrollment of 348 patients. If the primary endpoint of SVR is met following the planned review of data from the first 168 patients, we intend to submit an NDA under the FDA’s regulations for the Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses, 21 C.F.R. subpart H, subject to review of all available efficacy and safety data. Conversion to a regular approval of pacritinib would be anticipated following a statistically significant successful end-of-study assessment of the secondary efficacy endpoint of TSS, no survival detriment for the pacritinib arm and the completion of post-marketing requirements. We previously anticipated reporting primary SVR data by the end of 2021 with a potential NDA filing in early 2022 and final study efficacy data expected in 2023; however, as a result of the worldwide coronavirus pandemic known as COVID-19, we currently anticipate at least a three-month delay in the PACIFICA Phase 3 trial timeline.

In April 2020, in response to the public health crisis due to the global COVID-19 pandemic, we initiated PRE-VENT, a Phase 3 study evaluating pacritinib in hospitalized non-cancer and cancer patients with severe COVID-19. PRE-VENT, a randomized, double-blind, placebo-controlled multicenter study will compare pacritinib plus standard of care, or SOC, versus placebo plus SOC in hospitalized patients with severe COVID-19, including those with a current or prior diagnosis of cancer. The primary endpoint of the trial will assess the proportion of patients who progress to invasive mechanical ventilation and/or extracorporeal membrane oxygenation or die by Day 28. We expect to commence enrollment of PRE-VENT in the second quarter of 2020 at sites in the United States and in Europe.

Patients enrolled in PRE-VENT will be randomized 1:1 to receive pacritinib (400 mg once daily on Day 1, then 200 mg twice daily from Day 2 to Day 14) + SOC or placebo + SOC. Assigned treatment will continue for up to Day 14 or until the patient experiences intolerable adverse events, withdraws consent, initiates another investigational therapy or until the study is terminated. Assigned therapy may be given for an additional 7 days (for a total of 21 days) at the discretion of the investigator and with medical monitor approval. In the event of hospital discharge, patients will complete treatment with the assigned therapy as an outpatient.

As a JAK2, IRAK-1 and CSF-1R inhibitor, pacritinib may ameliorate the effects of cytokine storm, a pathological immune reaction that can be triggered by viral infection and can lead to serious complications, including acute respiratory distress syndrome. Multiple inflammatory cytokines are upregulated in patients with severe COVID-19, including IL-1 and IL-6, and some patients have evidence of over-active macrophage activation. As a JAK2/IRAK-1 inhibitor, pacritinib may ameliorate the effects of cytokine storm via inhibition of IL-6 and IL-1 signaling. Furthermore, as a CSF-1R inhibitor, pacritinib may mitigate effects of macrophage activation syndrome.

We face numerous risks in connection with clinical development of pacritinib generally and with respect to attempts to expedite the FDA regulatory approval process specifically. For more information, see Item 1A-Risk Factors-Risks Related to the Development, Clinical Testing and Regulatory Approval of Our Product Candidates.

We have historically funded our operations through the sale of equity securities, funding received from our licensees and collaborators and debt financing. For the three months ended March 31, 2019, we recognized revenues of approximately $0.6 million consisting of license and contract revenues, while no revenue was recognized during the three months ended March 31, 2020. We do not expect to achieve or sustain profitability for the foreseeable future. We had a net loss of $12.2 million for the three months ended March 31, 2020 and an accumulated deficit of $2.3 billion as of March 31, 2020, primarily from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into the fourth quarter of 2021. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

We have incurred significant operating losses to date and expect to continue to incur significant expenses and operating losses for at least the next 12 to 24 months. We anticipate that our expenses will increase as we:

•continue our research and clinical development of pacritinib;

•seek regulatory and marketing approvals for pacritinib if we successfully complete the remainder of its anticipated clinical development paths; and

•maintain, protect and expand our intellectual property portfolio.

Factors Affecting Performance

Research and Development Activities

We will need to commit significant time and resources to develop our current and any future product candidates. Our sole product candidate currently in active development, pacritinib, is currently in clinical development in two clinical trial pathways. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing and estimated costs of the efforts necessary to complete the development of pacritinib because, among other reasons, we cannot predict with any certainty the pace of patient enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition and the availability of the compounds for use in the applicable trials. We rely on third parties to conduct clinical trials, which may result in delays or failure to complete trials if the third parties fail to perform or meet applicable standards.

Additionally, we continue to evaluate and manage the impact of the COVID-19 global pandemic on our operations and the conduct of our clinical trials, including considerations of the vulnerable nature of the patient population participating in our trials, reduced or halted activities at our clinical trial sites, and an increase in fatalities or other adverse events due to medical problems related to the COVID-19 global pandemic and the benefits of continued patient access to pacritinib. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process.

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

Financial Summary

Our license and contract revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $0.6 million for the three months ended March 31, 2019 while there was no revenue for the three months ended March 31, 2020. Loss from operations was $11.9 million and $10.5 million for the three months ended March 31, 2020 and 2019, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of March 31, 2020, cash and cash equivalents were $81.1 million.

RESULTS OF OPERATIONS

Three months ended March 31, 2020 and 2019

License and Contract Revenues

License and contract revenues are summarized as follows (in thousands):

		Three Months Ended March 31,
		2020	2019
Servier	Development services revenue	$—	$99
	Royalty revenue	—	162
	Other revenue	—	379
Total		$—	$640

License and contract revenue for the three months ended March 31, 2019 includes $0.1 million of development services revenue relating to the reimbursement of certain regulatory agency costs under the terms of the Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier. Other revenue of $0.4 million for the three months ended March 31, 2019 was related to transition period activities pursuant to the terms of the Termination and Transfer Agreement with Servier.

Operating costs and expenses

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Compounds:
Pacritinib	$1,735	$3,164
PIXUVRI	—	575
Unallocated operating expenses	1,529	1,429
Research and preclinical development	—	4
Total research and development expenses	$3,264	$5,172

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. External direct costs incurred by us as of March 31, 2020 were $164.7 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO). We do not anticipate incurring additional expenses related to PIXUVRI as the Restated Agreement with Servier was terminated in February 2019, and all of our rights and responsibilities for PIXUVRI were transferred and assigned globally to Servier pursuant to the Asset Purchase Agreement with Servier during the year ended December 31, 2019.

Research and development expenses were $3.3 million for the three months ended March 31, 2020 compared to $5.2 million for the same period in 2019. The decrease between the three-month periods ended March 31, 2020 and 2019 was primarily attributable to a $1.4 million overall decrease in pacritinib development costs from the completion of PAC203 dosing clinical trial in 2019 as well as a $0.6 million decrease related to PIX306 clinical study close-out in 2019, partially offset by a $0.1 million increase in unallocated operating expenses.

General and administrative expenses. General and administrative expenses were $4.5 million for the three months ended March 31, 2020 compared to $5.2 million for the same period in 2019. The decrease between periods was primarily attributable to a $0.6 million decrease in professional and consulting services as well as a $0.1 million decrease in personnel costs and other administrative expenses.

Restructuring expenses. In December 2018, we announced a plan to reduce our workforce in order to improve efficiencies, reduce costs within the organization and preserve capital for pacritinib development. For the three months ended March 31, 2019, we recorded $0.8 million of restructuring expenses related to employee separation costs. There were no such restructuring expenses for the same period in 2020 as we fully recognized expenses during the year ended December 31, 2019.

Other operating expense. Other operating expense of $4.2 million for the three months ended March 31, 2020 relates to provisions for our Italian VAT receivables and deposit. See Part 1, Item 1, Note 1. Description of Business and Summary of Significant Accounting Policies - Italian Value Added Tax Receivable for further details. There was no such expense for the same period in 2019.

Non-operating income and expenses

Interest income. Interest income was $0.1 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. The $0.3 million reduction was primarily related to a decrease in our daily average balances of short-term investments and cash equivalent for the three months ended March 31, 2020 compared to the same period in 2019.

Interest expense. Interest expense was $0.2 million and $0.3 million for the three-month periods ended March 31, 2020 and 2019, respectively, and was related to our secured term loan. The change between periods primarily relates to a lower average loan principal balance outstanding during the three months ended March 31, 2020 compared to the same period in 2019.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.1 million for each of the three months ended March 31, 2020 and 2019 related to amortization of issuance costs and a discount recorded on our secured term loans.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from sales and issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of March 31, 2020, we had $81.1 million in cash and cash equivalents.

Rights offering. In March 2020, we issued 15.7 million shares of our common stock at a $1.00 per share price and 4,429 shares of our Series X Preferred Stock at a $10,000 per share price, collecting net proceeds of $59.1 million upon completion of our rights offering.

Common Stock Offering. In February 2018, we offered and sold 23.0 million shares of common stock at a $3.00 per share price. The net proceeds from the offering, after deducting underwriting commissions and discounts and other offering costs were approximately $64.2 million.

Loan Agreement. In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, which agreement was amended in May 2018, the proceeds of which were partially used to repay in full all outstanding indebtedness under our Loan and Security Agreement, dated March 26, 2013, as amended, with Hercules Technology Growth Capital, Inc., or Hercules (and certain of its affiliates). As of March 31, 2020, we had an outstanding principal balance under our secured term loan agreement of $8.9 million. We are required to pay interest plus principal payments in the approximate amount of $0.5 million per month until November 1, 2021, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities increased to $10.4 million during the three months ended March 31, 2020 compared to $3.5 million for the same period in 2019. During the three months ended March 31, 2019, we received €3.0 million (or $3.3 million using the currency exchange rate as of the date of cash receipt) relating to the attainment of a regulatory milestone in November 2018 under the Restated Agreement with Servier and also collected $10.0 million from Teva relating to the December 2018 achievement of a worldwide net sales milestone of TRISENOX. The overall change in net cash used in operating activities was primarily due to these cash receipts in 2019, partially offset by a decrease in payments for operating expenses between periods.

Net cash provided by investing activities. Net cash provided by investing activities was $2.5 million and $9.0 million during the three months ended March 31, 2020 and 2019, respectively. The change was due to the amounts of short-term investments matured between periods.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $57.9 million during the three months ended March 31, 2020, while net cash used in financing activities was $1.4 million for the same period in 2019. The change was primarily attributable to the net proceeds from the completion of our rights offering in March 2020.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. We currently have no commitments for additional financing to fund the development and commercial launch of pacritinib, and we may need to seek additional funding. The development and commercialization of a major product candidate like pacritinib without a collaborative partner will require a substantial amount of our time and financial resources, and as a result, we could experience a decrease in our liquidity and a new demand on our capital resources. For additional information relating to the Pacritinib License Agreement, see Part I, Item 1, “Business - License Agreements - Baxalta” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that, as of the date of the filing of this Quarterly Report on Form 10-Q, our present financial resources will be sufficient to fund our operations into the fourth quarter of 2021. However, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib have increased. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of March 31, 2020, our available cash, cash equivalents and short-term investments totaled $81.1 million. We had an outstanding principal balance under our secured term loan agreement of $8.9 million.

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

Capital Requirements

We will need to acquire additional funds in order to develop our business and continue the development of pacritinib. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and/or reduce our general and administrative expenses, be unable to attract and retain highly qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Our future capital requirements will depend on many factors, including:

•	disruptions or other delays to our business and clinical trials resulting from the recent worldwide coronavirus pandemic known as COVID-19;

•	developments in and expenses associated with our research and development activities;

•	changes in manufacturing;

•	our clinical development plans and any changes that we may initiate or that may be requested by the FDA or other regulators;

•	regulatory approval developments;

•	our ability to generate sales of any approved product;

•	our ability to execute appropriate collaborations for development and commercialization activities;

•	our ability to reach milestones triggering payments under certain of our contractual arrangements;

•	acquisitions of compounds or other assets;

•	litigation and other disputes;

•	competitive market developments; and

•	other unplanned business developments.

LICENSE AGREEMENTS AND MILESTONE ACTIVITIES

For information regarding our license agreements and milestone activities, please see Part I, Item 1, “Business - License Agreements” of our Annual Report on Form 10-K for the year ended December 31, 2019.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure in the preparation of our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting estimates, please see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates discussed therein.

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
Changes in Internal Control over Financial Reporting
During the first fiscal quarter ended March 31, 2020, we completed the implementation of an enterprise resource planning (ERP) system. In connection with this ERP implementation, we updated our internal controls to accommodate changes to our business processes and accounting procedures.
Except as otherwise described above, there have been no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the first fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 5. Contingencies" of this report and Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2019 for information regarding material pending legal proceedings.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of March 31, 2020, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

Our prospects are dependent on the successful development, regulatory approval and commercialization of pacritinib and we may be unsuccessful in such efforts.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize pacritinib. Pacritinib, our sole product candidate in active development through our PACIFICA Phase 3 trial and our PRE-VENT Phase 3 trial, has not yet received regulatory approval. Our ability to discover and develop drug candidates and to commercialize additional drug products will depend on our ability to:

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

In addition, obtaining regulatory approval requires substantial time, effort and financial resources, and without additional financing, we lack sufficient resources to pursue the development of pacritinib. We currently have no commitments or arrangements for any additional financing to fund the development and commercial launch of pacritinib, and we will need to seek additional funding, which may not be available or may not be available on favorable terms. The amount of financing we require is dependent on many factors, such as the number of clinical trial sites, the number of patients in the trial, the pace of patient enrollment and other matters that may impact clinical development, including changes to the trial that we may initiate or that may be requested by the FDA or other regulators, and there can be no assurance as to the amount of funding necessary to fund the development of pacritinib to completion. We could also seek another collaborative partnership for the development and commercialization of pacritinib, which may not be available on reasonable terms or at all. If we partner pacritinib, we may have to relinquish valuable economic rights and would potentially forgo additional economic benefits that could be realized if we continued the development and commercialization activities alone. Even if pacritinib receives approval from the FDA, EMA or other regulatory authorities for one or more indications, we would need to incur significant expenses to support the commercialization and launch of pacritinib, which investment may never be realized if sales are insufficient. As our sole product candidate in active development, our prospects are dependent upon the successful development, approval and commercialization of pacritinib. If we fail to obtain regulatory approval and successfully commercialize pacritinib, our business would be materially and adversely impacted as we have no other product candidates in active clinical development.

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 global pandemic, in regions where third parties for which we rely, as in CROs, have clinical trial sites or other business operations and may result in significant disruptions to our clinical trials, which could have a material adverse effect on our business.

Our business has been adversely affected and may continue to be adversely affected by the effects of health epidemics, including the recent worldwide COVID-19 pandemic, in regions where we have clinical trial sites or other business operations and has resulted in and may continue to result in significant disruptions to our clinical trials. On January 30, 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of novel coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO declared the coronavirus outbreak a pandemic, which virus has spread throughout the world, including to geographies where we are conducting the PACIFICA Phase 3 trial and the PRE-VENT Phase 3 trial. Further, the President of the United States declared the COVID-19 pandemic a national emergency. Similarly, numerous states have declared a state of emergency related to the spread of COVID-19 and/or issued executive orders directing all individuals living in their respective states to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The spread of this pandemic has caused significant volatility and uncertainty in U.S. and international markets. This has resulted in an economic downturn and may disrupt our business and delay our clinical trials and timelines.

Quarantines, shelter-in-place and similar government orders have been enacted in each of the geographies in which we are conducting our clinical trials and such orders, shutdowns or other restrictions on the conduct of business operations could continue to remain in place for extended periods of time, thereby further affecting our clinical trials. The patient populations that are eligible for our clinical trials are immune-compromised and are at higher risk for becoming infected with COVID-19. As COVID-19 affects the parts of the world where we are conducting our clinical trials, and the patients involved with these clinical trials become infected with COVID-19, we may have more AEs and deaths in our clinical trials as a result.

We have faced and may continue to face difficulties enrolling patients in our clinical trials as the patient populations that are eligible for our clinical trials are impacted by COVID-19. Patient enrollment may be further delayed due to the diversion of healthcare resources, such as hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, away from the conduct of clinical trials, toward the COVID-19 pandemic.

Additionally, if our clinical trial patients are unable to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from COVID-19, we may experience higher drop-out rates or delays in our clinical trials. Similarly, we may struggle to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19. Any such delays in enrollment hinder our ability to obtain clinical data on the schedule we currently predict.

Travel restrictions continue to be implemented throughout the world in an effort to contain COVID-19, and several countries have expanded screenings of travelers.

We may experience additional disruptions due to the COVID-19 pandemic that could severely impact our business and clinical trials, including:

•evidence from the PRE-VENT Phase 3 trial showing increased adverse events in trial participants, which could affect the safety profile and/or acceptability of our application to the FDA;

•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•refusal of the FDA to accept data from clinical trials in affected geographies; and

•interruption or delays to our sourced discovery and clinical activities.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials, which could prevent or delay us from obtaining approval for pacritinib.

We face direct and intense competition from our competitors in the biotechnology and pharmaceutical industries, and we may not compete successfully against them.

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically, if we are successful in bringing pacritinib to market for indications such as AML, MDS, CMML, or CLL, pacritinib may face competition from the currently approved JAK1/JAK2 inhibitors, Jakafi® / Jakavi® and Inrebic® (fedratinib). Celgene announced FDA approval of Inrebic® for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis. Pacritinib may also face competition from momelotinib, which Sierra Oncology acquired from Gilead. In June 2019, Sierra Oncology announced that momelotinib was granted fast track designation by the FDA and launched a Phase 3 clinical trial in

November 2019. In addition, if we are successful in bringing pacritinib to market as a treatment to prevent progression to acute respiratory distress syndrome, orARDS, and medical ventilation, we expect to face competition from numerous other companies that are currently pursuing clinical development programs for COVID-19 and related conditions.

In addition to the specific competitive factors discussed above, new anti-cancer drugs or drugs for the treatment of COVID-19 that may be under development or developed and marketed in the future could compete with our various compounds.

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

Uncertainty and speculation continue regarding the possible repeal of all or a portion of the Patient Protection and Affordable Care Act through legislative action or court ruling, as well as possible changes to the regulations implemented under the Patient Protection and Affordable Care Act by the Department of Health and Human Services. The 5th Circuit of Appeals recently upheld a federal district court ruling that the individual mandate provisions of the Patient Protection and Affordable Care Act are unconstitutional, and the U.S. Supreme Court is expected to review the constitutionality of the remaining provisions of the Patient Protection and Affordable Care Act in the Fall. The uncertainty this causes for the healthcare industry could also adversely affect the commercialization of our products. If we fail to commercialize products or if our future products do not achieve significant market acceptance, we will not likely generate significant revenues or become profitable.

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

We currently have limited commercialization expertise, including sales, marketing or distribution capabilities. Advancing pacritinib through Phase 3 development and regulatory approval will require us to begin commercialization preparation activities and incur related expenses before we obtain final trial results and know whether PACIFICA or PRE-VENT will support regulatory approval. These activities will include, among other things, the development of an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel. If we are unable to adequately prepare the market for the potential future commercialization of pacritinib, we may not be able to generate product revenue once marketing authorization is obtained.

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

We have substantial operating expenses associated with the development of pacritinib, and we have significant contractual payment obligations. We have incurred net operating losses every year since our formation. As of March 31, 2020, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses for the foreseeable future. Our available cash, cash equivalents and short-term investments were $81.1 million as of March 31, 2020. In March 2020, we received approximately $59.1 million in net proceeds from our rights offering. While we believe that our present financial resources, when combined with the net proceeds we received from the rights offering, will be sufficient to fund our operations into the fourth quarter of 2021, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments such as our new PRE-VENT clinical trial may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

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

For these and other reasons, additional funding may not be available on favorable terms or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. If we fail to obtain additional capital when needed, we may be required to delay, scale back or eliminate some or all of our research and development programs, reduce our general and administrative expenses, be unable to attract and retain highly qualified personnel, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Any of these consequences could harm our business, financial condition, operating results and prospects.

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

On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.8 million and €0.9 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. The 2005 VAT assessment was decided in favor of the Company by the Italian Supreme Court, with no further potential liabilities for the Company. Further information pertaining to these cases can be found in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 5. Contingencies" and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to $4.3 million, or approximately $4.8 million converted using the currency exchange rate as of March 31, 2020, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment.

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

•
business interruptions resulting from global health epidemics, including the COVID-19 pandemic, geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

Risks Related to the Development, Clinical Testing and Regulatory Approval of Our Product Candidates

The regulatory approval process for pacritinib has been subject to delay and uncertainty associated with clinical holds placed on pacritinib clinical trials in February 2016 and the withdrawal of the MAA in Europe. While the full clinical hold on pacritinib trials has been removed and the dose-exploration trial for pacritinib has been completed, further registration of clinical trials for pacritinib could be subject to further delay or we could be prevented from further studying pacritinib or seeking its commercialization, which could have a material adverse effect on our business.

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib clinical trials; however, in January 2017, the full clinical hold was removed. In September 2019, we initiated patient enrollment in a Phase 3 clinical trial, which we refer to as the PACIFICA Phase 3 trial. The current PACIFICA Phase 3 trial protocol provides for the comparison of the safety and efficacy of 200mg of pacritinib administered twice daily to physician’s choice in adult patients with myelofibrosis and severe thrombocytopenia who are treatment-naïve or intolerant to ruxolitinib. The current PACIFICA Phase 3 protocol provides for the evaluation of 348 adult patients. Although the independent data monitoring committee, or IDMC, completed its fourth and final interim safety review in May 2019 and recommended that the PAC203 Phase 2 trial continue without modification, we cannot be certain that the PACIFICA Phase 3 trial will be sufficient for regulatory approval. Under the current protocol for the PACIFICA Phase 3 trial, the primary endpoint is the percentage of patients who achieve at least 35 percent reduction in spleen volume at Week 24 and secondary endpoints include, among others, the efficacy of pacritinib versus physician’s choice therapy as assessed by the proportion of patients achieving at least a 50 percent reduction in total symptom score between baseline and Week 24. The primary analysis of SVR rates will be conducted once the 168th randomized patient has reached week 24, and this analysis will be used as the basis for an accelerated approval filing. An end-of-study efficacy analysis of the secondary endpoints TSS and OS will be conducted once the 348th randomized patient has reached week 24. Even if the current primary endpoint of the PACIFICA Phase 3 trial is achieved, the FDA may determine that the benefit/risk profile of pacritinib at the dose selected for the PACIFICA Phase 3 trial does not support approval based on the results of such trial, previously identified FDA concerns regarding safety and dosing limitations of pacritinib, including FDA concerns identified in connection with our previous PERSIST-1 and 2 trials, or otherwise. We also cannot be certain of the anticipated timing of the results from the PACIFICA Phase 3 trial. The FDA may request additional information regarding pacritinib or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size, which could cause significant delays in completion of these studies.

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

Finally, in April 2020 we announced the initiation of PRE-VENT, a Phase 3 trial evaluating pacritinib in hospitalized non-cancer and cancer patients with severe COVID-19. Patients with severe COVID-19 are at a high risk for complications from the disease, and the risk for serious adverse events, including those which may be unrelated to pacritinib, in this patient population is high and could have a negative impact on the safety profile of pacritinib, which could cause delays or impair our ability to obtain regulatory approval for pacritinib.

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

In early October 2019, we received correspondence from the FDA asking us to consider incorporating change in TSS at week 24 as a co-primary endpoint for the PACIFICA Phase 3 trial. In January 2020, we reached agreement on an accelerated approval pathway for pacritinib. In March 2020, we submitted an amended PACIFICA pivotal Phase 3 trial protocol to allow for the primary analysis of SVR rates on the first 168 patients, with an end-of-study analysis of TSS and OS following the full enrollment of 348 patients. Such a change to the trial protocol will require an increase in the number of patients evaluated over the course of the trial, as well as the costs and time required to complete the trial. Making any changes to clinical protocols is time-consuming and expensive and may delay or prevent our ability to continue to study pacritinib. If our changes to the trial design do not adequately address any previous or further recommendations, concerns, requests, or objections in a manner satisfactory to the FDA or EMA, as applicable, in a timely manner, or at all, we could be delayed or prevented from seeking commercialization of pacritinib.

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

If we are unable to expedite the regulatory approval process for pacritinib in our clinical trials, we may be required to pursue strategic alternatives for the development of pacritinib and/or our company, which could have a material adverse effect on our business.

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

As described above, in early October 2019, we received correspondence from the FDA asking us to consider incorporating change in total symptom score, or TSS, at week 24 as a co-primary endpoint for the PACIFICA Phase 3 trial. In January 2020, we reached agreement on an accelerated approval pathway for pacritinib. In March 2020, we submitted an amended PACIFICA pivotal Phase 3 trial protocol to allow for the primary analysis of SVR rates on the first 168 patients, with an end-of-study analysis of TSS and OS following the full enrollment of 348 patients. If the primary endpoint of SVR is met following the planned review of data from the first 168 patients, we intend to submit an NDA under the FDA’s regulations for the Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses, 21 C.F.R. subpart H, subject to review of all available efficacy and safety data. Conversion to a regular approval of pacritinib would be anticipated following the successful end-of-study assessment of the secondary efficacy endpoints, and the completion of post-marketing requirements. We previously anticipated reporting primary SVR data by the end of 2021 with a potential NDA filing in early 2022 and final study efficacy data expected in 2023; however, as a result of the worldwide coronavirus pandemic known as COVID-19, we currently anticipate at least a three-month delay in the PACIFICA Phase 3 trial timeline.

In addition, in April 2020 we initiated PRE-VENT, a Phase 3 study evaluating pacritinib in hospitalized non-cancer and cancer patients with severe COVID-19. We expect to commence enrollment of PRE-VENT in the second quarter of 2020 at sites in the United States and in Europe.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, medical devices, and biologics or modifications to cleared or approved drugs, medical devices, and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The Patient Protection and Affordable Care Act instituted comprehensive health care reform, which includes provisions that, among other things, reduce and/or limit Medicare reimbursement and impose new and/or increased taxes. In addition, members of the Trump administration, including the President, have made public statements criticizing pricing practices within the pharmaceutical industry, indicating that they may seek to increase pricing pressures on the pharmaceutical industry. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

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

Our business and future growth depend on the development, ultimate sale and use of products that are subject to FDA, EMA and or other regulatory agencies regulation, clearance and approval. Under the FDCA and other laws, we are prohibited from promoting our products for off-label uses, or uses not approved by the FDA. We may also be subject to various federal and state physician payment transparency laws, including the federal Physician Payments Sunshine Act. This means that in the United States, we may not make claims about the safety or effectiveness of our products and may not proactively discuss or provide information on the uses of our products that are not approved by the FDA, unless otherwise allowed by the FDA by policy or other guidance.

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

Failing to comply with these obligations could lead to government investigations and enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. For example, the General Data Protection Regulation provides for significant penalties that may be assessed in the event of noncompliance, up to the greater of $20 million or 4% of worldwide annual revenues. We may be subject to negative publicity, have increases in operating expenses, incur expenses or lose revenues, be exposed to increased costs including remediation costs and disruption of operations, or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

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

Certain patents may be eligible for future patent term restoration of up to five years under certain circumstances. However, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before such candidates are commercialized which may prevent us from obtaining any regulatory extensions if all the patents covering our candidates are expired prior to regulatory approval of the corresponding product candidate. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended April 30, 2020, our stock price ranged from a low of $0.62 to a high of $1.93. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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

At our 2018 annual meeting of stockholders, we sought and received approval of an amendment to our certificate of incorporation to increase the total number of authorized shares and the total number of authorized shares of our common stock by 20 million shares. We proposed the increase in authorized shares due to the fact that we anticipate the need to issue additional shares of common stock in the future in connection with one or more of the following:

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

As of March 31, 2020, options to purchase 10,884,118 shares of our common stock with a weighted-average exercise price of $2.54 per share were outstanding. The exercise of any of these options would result in dilution to current stockholders. Further, because we will need to raise additional capital to fund our operations and clinical development programs, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common stock under our share-based compensation plans may have an adverse effect on the market price of our common stock.

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

We have broad discretion in the application of the net proceeds to us from our “at the market” equity offering program and the 2020 rights offering. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common stock. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common stock to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.	8-K	000-28386	3.1	February 14, 2020

10.1	Investment Agreement, dated as of January 31, 2020, by and among the Registrant, on the one hand, and the purchasers identified on the signature pages thereto, on the other hand.	8-K	000-28386	10.1	February 3, 2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.

101. INS	XBRL Instance				Filed herewith.

101. SCH	XBRL Taxonomy Extension Schema				Filed herewith.

101. CAL	XBRL Taxonomy Extension Calculation				Filed herewith.

101. DEF	XBRL Taxonomy Extension Definition				Filed herewith.

101. LAB	XBRL Taxonomy Extension Labels				Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation				Filed herewith.
* Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: May 14, 2020	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: May 14, 2020	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer