Form 10-Q
period 2020-06-30
CTI BIOPHARMA CORP
filed 2020-08-07
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-28386
CTI BIOPHARMA CORP.
(Exact name of registrant as specified in its charter)

Delaware	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Western Avenue
Suite 800
Seattle
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2020
Common Stock, par value $0.001 per share	73,716,760

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$70,110	$31,144
Short-term investments	—	2,522
Prepaid expenses and other current assets	1,417	1,914
Total current assets	71,527	35,580
Property and equipment, net	969	1,235
Other assets	3,916	9,465
Total assets	$76,412	$46,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$658	$—
Accrued expenses	6,096	11,606
Current portion of long-term debt	4,812	4,812
Other current liabilities	2,179	2,070
Total current liabilities	13,745	18,488
Long-term debt, less current portion	2,049	4,455
Other liabilities	3,755	5,407
Total liabilities	19,549	28,350
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333 as of June 30, 2020 and December 31, 2019
Series O Preferred Stock, 12,575 shares issued and outstanding as of June 30, 2020 and December 31, 2019 (Aggregate liquidation preference of $25,150 as of June 30, 2020 and December 31, 2019)	—	—
Series X Preferred Stock, 4,429 shares and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively (Aggregate liquidation preference of $44,290 and $0 as of June 30, 2020 and December 31, 2019, respectively)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 166,500,000 and 131,500,000 as of June 30, 2020 and December 31, 2019, respectively
Issued and outstanding shares - 73,716,760 and 57,979,725 as of June 30, 2020 and December 31, 2019, respectively	74	58
Additional paid-in capital	2,358,531	2,299,186
Accumulated deficit	(2,301,742)	(2,275,556)
Total CTI stockholders' equity	56,863	23,688
Noncontrolling interest	—	(5,758)
Total stockholders' equity	56,863	17,930
Total liabilities and stockholders' equity	$76,412	$46,280
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

License and contract revenues	$—	$416	$—	$1,056
Operating costs and expenses:
Research and development	6,199	6,356	9,463	11,528
General and administrative	3,797	5,053	8,264	10,259
Restructuring expenses	—	—	—	794
Other operating expenses	—	—	4,200	—
Total operating costs and expenses	9,996	11,409	21,927	22,581
Loss from operations	(9,996)	(10,993)	(21,927)	(21,525)
Non-operating income (expense):
Interest income	43	347	162	727
Interest expense	(137)	(269)	(304)	(563)
Amortization of debt discount and issuance costs	(130)	(130)	(260)	(260)
Foreign exchange (loss) gain	(6)	69	(83)	(169)
Loss on dissolution of majority-owned subsidiary	(3,774)	—	(3,774)	—
Total non-operating (expense) income, net	(4,004)	17	(4,259)	(265)
Net loss before noncontrolling interest	(14,000)	(10,976)	(26,186)	(21,790)
Noncontrolling interest	—	5	—	5
Net loss	$(14,000)	$(10,971)	$(26,186)	$(21,785)
Basic and diluted net loss per common share	$(0.19)	$(0.19)	$(0.38)	$(0.38)
Shares used in calculation of basic and diluted net loss per common share	73,685	57,973	68,073	57,973

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss before noncontrolling interest	$(14,000)	$(10,976)	$(26,186)	$(21,790)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(424)	—	238
Unrealized foreign exchange gain (loss) on intercompany balance	—	428	—	(251)
Net unrealized gain on available-for-sale securities	—	8	—	34
Other comprehensive income	—	12	—	21
Comprehensive loss	(14,000)	(10,964)	(26,186)	(21,769)
Comprehensive loss attributable to noncontrolling interest	—	5	—	5
Comprehensive loss attributable to CTI	$(14,000)	$(10,959)	$(26,186)	$(21,764)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at January 1, 2020	13	$—	57,980	$58	$2,299,186	$—	$(2,275,556)	$(5,758)	$17,930
Issuance of common stock, net of issuance costs	—	—	15,699	16	15,454	—	—	—	15,470
Conversion of Series X preferred stock to common stock	—	—	3	—	3	—	—	—	3
Equity-based compensation	—	—	—	—	1,167	—	—	—	1,167
Net loss	—	—	—	—	—	—	(12,186)	—	(12,186)
Balance at March 31, 2020	13	$—	73,682	$74	$2,315,810	$—	$(2,287,742)	$(5,758)	$22,384
Reclassification of Series X preferred stock from mezzanine equity	4	—	—	—	43,637	—	—	—	43,637
Equity-based compensation	—	—	—	—	1,002	—	—	—	1,002
Dissolution of majority-owned subsidiary	—	—	—	—	(1,949)	—	—	5,758	3,809
Other	—	—	35	—	31	—	—	—	31
Net loss	—	—	—	—	—	—	(14,000)	—	(14,000)
Balance at June 30, 2020	17	$—	73,717	$74	$2,358,531	$—	$(2,301,742)	$—	$56,863

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at January 1, 2019	13	$—	57,986	$58	$2,294,025	$1,350	$(2,236,739)	$(5,755)	$52,939
Cumulative effect adjustments	—	—	—	—	(7)	—	1,203	—	1,196
Equity-based compensation	—	—	(7)	—	1,257	—	—	—	1,257
Net loss	—	—	—	—	—	—	(10,814)	—	(10,814)
Other comprehensive income	—	—	—	—	—	9	—	—	9
Balance at March 31, 2019	13	$—	57,979	$58	$2,295,275	$1,359	$(2,246,350)	$(5,755)	$44,587
Equity-based compensation	—	—	—	—	1,361	—	—	—	1,361
Other	—	—	—	—	1	—	—	—	1
Noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	(10,971)	—	(10,971)
Other comprehensive income	—	—	—	—	—	12	—	—	12
Balance at June 30, 2019	13	$—	57,979	$58	$2,296,637	$1,371	$(2,257,321)	$(5,760)	$34,985

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss before noncontrolling interest	$(26,186)	$(21,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on dissolution of majority-owned subsidiary	3,774	—
Equity-based compensation	2,169	2,618
Depreciation and amortization	266	276
Provision for Italian VAT receivables and deposit	4,200	—
Other	(86)	55
Changes in operating assets and liabilities:
Receivables from license and development services arrangements	—	13,322
Prepaid expenses and other assets	1,620	1,586
Accounts payable, accrued expenses and other liabilities	(5,766)	(6,808)
Net cash used in operating activities	(20,009)	(10,741)
Investing activities
Purchases of short-term investments	—	(3,510)
Proceeds from maturities of short-term investments	2,500	15,900
Net cash provided by investing activities	2,500	12,390
Financing activities
Proceeds from rights offering, net of issuance costs	59,108	—
Principal payments on debt	(2,667)	(2,667)
Proceeds from stock option exercises	30	—
Proceeds from sales of common stock under employee stock purchase plan	4	1
Cash paid for at-the-market equity offering costs	—	(45)
Net cash provided by (used in) financing activities	56,475	(2,711)

Effect of exchange rate changes on cash and cash equivalents	—	(13)
Net increase (decrease) in cash and cash equivalents	38,966	(1,075)
Cash and cash equivalents at beginning of period	31,144	36,439
Cash and cash equivalents at end of period	$70,110	$35,364

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$325	$582

See accompanying notes.

CTI BIOPHARMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., together with its subsidiary, also referred to collectively in this Quarterly Report on Form 10-Q as “we,” “us,” “our,” the “Company” and “CTI,” is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are focused on evaluating pacritinib, our sole product candidate currently in active development, for the treatment of adult patients with myelofibrosis. In addition, we have recently started developing pacritinib for use in hospitalized patients with severe COVID-19, in response to the COVID-19 pandemic.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2020 and 2019 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiary, CTI Life Sciences Limited, or CTILS, until its dissolution in November 2019, and our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus, until its dissolution in June 2020 as discussed in Note 5. Related Party Transactions. We had an approximately 60% interest in Aequus, and the remaining interest in Aequus not held by CTI was reported as noncontrolling interest in the condensed consolidated financial statements until its dissolution. All intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of loss contingencies in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, equity-based compensation forfeiture rates, collectability of receivables, and impairment of investments. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

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

We will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our pacritinib and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, are expected to result in operating losses for the foreseeable future. In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Development, Commercialization and License Agreement, or the Pacritinib License Agreement, with Baxalta and are no longer eligible to receive cost sharing or milestone payments for pacritinib's development. We have incurred a net operating loss every year since our formation. As of June 30, 2020, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses for the foreseeable future.

Our available cash and cash equivalents were $70.1 million as of June 30, 2020. We completed the evaluation about our ability to continue as a going concern as required by Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Based on this analysis, we expect that our present financial resources will be sufficient to meet our obligations as they come due and to fund our operations into the fourth quarter of 2021.

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

Cash, Cash Equivalents and Short-term Investments

As of June 30, 2020 and December 31, 2019, our cash, cash equivalents and short-term investments consisted of cash, money market funds, U.S. government and agency securities and corporate debt securities. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

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

We measure the fair value of money market funds based on the closing price reported by the fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of June 30, 2020 and December 31, 2019. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2020		December 31, 2019
	Cost or Amortized Cost	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$218	$218	$188
Level 1 securities:
Money market funds	69,892	69,892	28,957
Level 2 securities:
U.S. government and agency securities	—	—	2,522
Corporate debt securities	—	—	1,999
Total cash, cash equivalents and short-term investments	$70,110	$70,110	$33,666

Italian Value Added Tax Receivable

We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was approximately €3.9 million as of June 30, 2020 and December 31, 2019. While we believe that our refund claim is valid, we concluded that the ongoing COVID-19 global pandemic negatively impacted the collectability of our Italian VAT receivables and deposit. Accordingly, we recorded a full provision against our Italian VAT receivables and deposit in the amount of $4.2 million, which is included in Other operating expenses for the six months ended June 30, 2020.

In addition, as disclosed in Note 6. Contingencies, the ITA assessed us for additional VAT payments for services we provided in Italy, which we do not believe we owe. We have not recorded an amount in the financial statements for this contingent liability as we do not believe the potential payment of up to €4.3 million (or approximately $4.8 million converted using the currency exchange rate as of June 30, 2020), to the ITA is probable at this time.

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

Equity-based Compensation

Equity-based compensation expense is recognized over the requisite service periods on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based stock options and restricted stock, we record compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. We recorded equity-based compensation expense of $1.0 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $2.2 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively. Substantially all of equity-based compensation expense was related to option awards and was included in General and administrative expenses for the periods presented.

Net Loss per Share

Basic net loss per common share is calculated based on the net loss attributable to common stockholders divided by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per common share excludes the potential conversion of all dilutive convertible securities, such as convertible preferred stock, using the if-converted method, and the potential exercise or vesting of other dilutive securities, such as stock awards and warrants, using the treasury stock method, as their inclusion would have an anti-dilutive effect.

Common shares underlying stock awards, warrants and convertible preferred stock aggregating to 59.7 million shares and 45.0 million shares for the three and six months ended June 30, 2020, respectively, and 18.9 million shares and 17.9 million shares for the comparable periods in 2019, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Immaterial Correction of an Error in Prior Periods

During the quarter ended June 30, 2020, we identified errors related to an overstatement of accumulated other comprehensive loss that arose from foreign currency losses recorded in 2007 to accumulated other comprehensive loss instead of net loss. In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to our financial statements. No amendments to previously filed interim or annual periodic reports are required. Consequently, we have adjusted for these errors by revising its historical financial statements presented herein. We recognized the cumulative effect of the error on periods prior to those that are presented herein by reducing unrealized loss of $12.0 million from accumulated other comprehensive loss and increasing accumulated deficit as of December 31, 2018. The correction did not have an impact on total assets, total stockholders’ equity, the condensed consolidated statements of operations, comprehensive loss, or cash flows.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued new accounting guidance which amends the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, the standard requires the use of a new forward-looking "expected credit loss" model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. For smaller reporting companies, the guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this accounting guidance to have a material impact on our condensed consolidated financial statements.

Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of these have had or will have material impact on our condensed consolidated financial statements.

2. Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Right-of-use assets	$2,815	$3,379
Italian VAT receivables, net (1)	—	4,390
Italian VAT deposit, net (1)	—	483
Clinical trial deposits	720	720
Refundable security deposit	194	194
Other	187	299
Other assets	$3,916	$9,465

(1) During the six months ended June 30, 2020, we recorded full provisions against our Italian VAT receivables and deposit. See Note 1. Description of Business and Summary of Significant Accounting Policies - Italian Value Added Tax Receivable for further details.

3. Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Lease liabilities, non-current	$1,941	$2,993
End-of-facility lender fee (1)	1,440	1,440
Other long-term obligations	374	974
Total other liabilities	$3,755	$5,407

(1) End-of-facility lender fee as of June 30, 2020 and December 31, 2019 represents an amount payable to Silicon Valley Bank upon repayment of our secured term loan. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 7. Long-term Debt” of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

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

At the time of issuance of our Series X Preferred Stock, the carrying amount of our Series X Preferred Stock was initially classified as mezzanine equity in the condensed consolidated balance sheet since we did not have an adequate number of authorized common stock to satisfy the number of required shares under the conversion option of our Series X Preferred Stock. In June 2020, our stockholders approved an increase in the number of authorized common stock, and as such, the settlement of the conversion option's exercise can now be controlled. Accordingly, the carrying amount of our Series X Preferred Stock was reclassified to permanent equity as of June 2020.

During the first quarter of 2020, 0.2873 of a share of our Series X Preferred Stock converted into 2,873 shares of our common stock. There were 4,429 shares of our Series X Preferred Stock outstanding as of June 30, 2020.

Each share of our Series X Preferred Stock has a stated value of $10,000 per share and is convertible into 10,000 shares of our common stock at the option of the holder at any time except as described above. The Series X Preferred Stock is subject to certain limitations, including, that the holder will be prohibited from converting Series X Preferred Stock into common stock, if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock. In the event of our liquidation, dissolution or winding up, holders of Series X Preferred Stock will participate pari passu with any distribution of proceeds to holders of our common stock and holders of our Series O Preferred Stock. Holders of our Series X Preferred Stock are also entitled to receive dividends on shares of Series X Preferred Stock equal (on an as-if-converted-to common stock basis) to and in the same form as dividends actually paid on our common stock or other junior securities of the Company. Shares of Series X Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series X Preferred Stock will be required to amend the terms of the Series X Preferred Stock.

5. Related Party Transactions

In March 2017, we and Aequus entered into a License and Promissory Note Termination Agreement. We had the right to terminate the License and Promissory Note Termination Agreement and require Aequus to assign all ACTH Product related assets to us without further compensation to Aequus if Aequus did not file an Investigational New Drug Application, or IND, for an ACTH Product with the FDA by September 6, 2019. For further details, see Part II, Item 8, “Notes to Consolidated Financial Statements, Note 15. Related Party Transactions” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Aequus did not file an IND by September 6, 2019. In June 2020, we terminated the License and Promissory Note Termination Agreement; however, we did not request Aequus to assign all ACTH Product related assets to us. In connection with such termination, we were also deemed to have relinquished all of our ownership interest in Aequus as it had been administratively dissolved at the time of termination. As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies - Principles of Consolidation, Aequus was our majority-owned subsidiary until its dissolution. Upon deconsolidation of Aequus, we recognized a loss of $3.8 million, which was recorded in Loss on dissolution of majority-owned subsidiary for the three and six months ended June 30, 2020.

6. Contingencies

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.8 million and €0.9 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We have appealed all of the assessments and are defending ourselves against the assessments both on procedural grounds and on the merits of the cases, although we can make no assurances regarding the ultimate outcome of these cases. There have been no changes to the status of the legal proceedings surrounding each respective VAT year return at issue since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 16. Commitments and Contingencies” of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.3 million, or approximately $4.8 million converted using the currency exchange rate as of June 30, 2020, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. We have not recorded this contingent liability in the financial statements as we do not believe the potential payment to the ITA is probable at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical fact are forward-looking statements, including, without limitation:

•	our expectations regarding business disruptions and related risks resulting from the ongoing worldwide coronavirus pandemic known as COVID-19;

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are focused on evaluating pacritinib, our sole product candidate currently in active development, for the treatment of adult patients with myelofibrosis. In addition, we have recently started developing pacritinib for use in hospitalized patients with severe COVID-19, in response to the COVID-19 pandemic.

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

In January 2020, we received the FDA's preliminary comments from a Type A meeting request and reached an agreement on the final design changes to our PACIFICA pivotal Phase 3 clinical trial, including changes to the statistical analysis plan that would allow for an accelerated approval pathway for pacritinib. We have amended our PACIFICA Phase 3 trial protocol to allow for the primary analysis of Spleen Volume Reduction, or SVR, rate on the first 168 patients, with an end-of-study analysis of Total Symptom Score, or TSS, and Overall Survival, or OS, following the full enrollment of 348 patients. If the primary endpoint of SVR is met following the planned review of data from the first 168 patients, we intend to submit a New Drug Application, or an NDA, under the regulations of the U.S. Food and Drug Administration, or the FDA, for the Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses, 21 C.F.R. subpart H, subject to review of all available efficacy and safety data. Conversion to a regular approval of pacritinib would be anticipated following a statistically significant successful end-of-study assessment of the secondary efficacy endpoint of TSS, no survival detriment for the pacritinib arm and the completion of post-marketing requirements. We previously anticipated reporting primary SVR data by the end of 2021 with a potential NDA filing in early 2022 and final study efficacy data expected in 2023; however, as a result of the worldwide coronavirus pandemic known as COVID-19, we currently anticipate a lower enrollment rate than planned and at least a six-month delay in the PACIFICA Phase 3 trial timeline.

In April 2020, in response to the public health crisis due to the global COVID-19 pandemic, we initiated PRE-VENT, a Phase 3 trial evaluating pacritinib in hospitalized non-cancer and cancer patients with severe COVID-19. PRE-VENT, a randomized, double-blind, placebo-controlled multicenter study will compare pacritinib plus Standard of Care, or SOC, versus placebo plus SOC in hospitalized patients with severe COVID-19, including those with a current or prior diagnosis of cancer. The primary endpoint of the trial will assess the proportion of patients who progress to invasive mechanical ventilation and/or extracorporeal membrane oxygenation or die by Day 28. We commenced enrollment of PRE-VENT in the second quarter of 2020 in the United States.

Patients enrolled in PRE-VENT will be randomized 1:1 to receive pacritinib (400 mg once daily on Day 1, then 200 mg twice daily from Day 2 to Day 14) plus SOC or placebo plus SOC. Assigned treatment will continue up to Day 14 or until the patient experiences intolerable adverse events, withdraws consent, initiates another investigational therapy or until the study is terminated. Assigned therapy may be given for an additional seven days (for a total of 21 days) at the discretion of the investigator and with medical monitor approval. In the event of hospital discharge, patients will complete treatment with the assigned therapy as an outpatient.

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

We have historically funded our operations through the sale of equity securities, funding received from our licensees and collaborators and debt financing. We do not expect to achieve or sustain profitability for the foreseeable future. We had a net loss of $26.2 million for the six months ended June 30, 2020 and an accumulated deficit of $2.3 billion as of June 30, 2020, primarily from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. We believe that our cash and cash equivalents will be sufficient to fund our projected operations into the fourth quarter of 2021. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Financial Summary

Our license and contract revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $0.4 million and $1.1 million for the three and six months ended June 30, 2019 whereas there were no revenues for the comparable periods in 2020. Loss from operations was $10.0 million and $11.0 million for the three months ended June 30, 2020 and 2019, respectively, and $21.9 million and $21.5 million for the six months ended June 30, 2020 and 2019, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of June 30, 2020, our cash and cash equivalents were $70.1 million.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2020 and 2019

License and Contract Revenues

License and contract revenues are summarized as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Servier	Development services revenue	$—	$—	$—	$99
	Royalty revenue	—	180	—	342
	Other revenue	—	236	—	615
Total		$—	$416	$—	$1,056

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

Operating costs and expenses

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Compounds:
Pacritinib	$4,856	$4,254	$6,591	$7,418
PIXUVRI	—	364	—	939
Unallocated operating expenses	1,343	1,738	2,872	3,171
Total research and development expenses	$6,199	$6,356	$9,463	$11,528

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing these compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. Cumulative to date external direct costs incurred by us as of June 30, 2020 were $169.5 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO). We do not anticipate incurring additional expenses related to PIXUVRI as the Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier was terminated in February 2019, and all of our rights and responsibilities for PIXUVRI were transferred and assigned globally to Servier pursuant to the Asset Purchase Agreement with Servier during the year ended December 31, 2019.

Research and development expenses decreased to $6.2 million and $9.5 million for the three and six months ended June 30, 2020, respectively, compared to $6.4 million and $11.5 million for the same periods in 2019. The decrease between the three-month periods ended June 30, 2020 and 2019 was primarily attributable to a $2.3 million decrease in development costs from the completion of PAC203 dosing clinical trial in 2019, a $0.5 million decrease in regulatory costs, a $0.4 million decrease in PIX306 clinical trial close-out in 2019 as well as a $0.4 million decrease in unallocated operating expenses, offset by a $2.3 million increase and a $1.1 million increase in development costs related to the PACIFICA Phase 3 trial and the PRE-VENT Phase 3 trial, respectively. The decrease between the six-month periods ended June 30, 2020 and 2019 was primarily attributable to a $4.6 million decrease in development costs from the completion of PAC203 dosing clinical trial in 2019, a $0.9 million decrease in regulatory costs, a $0.9 million decrease in PIX306 clinical trial close-out in 2019 as well as a $0.3 million decrease in unallocated operating expenses, offset by a $3.6 million increase and a $1.1 million increase in development costs related to the PACIFICA Phase 3 trial and the PRE-VENT Phase 3 trial, respectively.

General and administrative expenses. General and administrative expenses were $3.8 million and $8.3 million for the three and six months ended June 30, 2020, respectively, compared to $5.1 million and $10.3 million for the same periods in 2019. The decrease between the three-month periods ended June 30, 2020 and 2019 was primarily attributable to a $0.5 million decrease in professional and consulting services, a $0.5 million decrease in personnel costs and other expenses as well as a $0.3 million decrease in tax expenses. The decrease between the six-month periods ended June 30, 2020 and 2019 was primarily attributable to a $1.0 million decrease in professional and consulting services, a $0.7 million decrease in personnel costs and other expenses as well as a $0.3 million decrease in tax expenses.

Restructuring expenses. In December 2018, we announced a plan to reduce our workforce in order to improve efficiencies, reduce costs within the organization and preserve capital for pacritinib development. For the six months ended June 30, 2019, we recorded $0.8 million of restructuring expenses related to employee separation costs. There were no such restructuring expenses for the three months ended June 30, 2019 or three and six months ended June 30, 2020 as we fully recognized expenses during the first quarter of 2019.

Other operating expense. Other operating expense of $4.2 million for the six months ended June 30, 2020 relates to provisions for our Italian VAT receivables and deposit. See Part 1, Item 1, Note 1. Description of Business and Summary of

Significant Accounting Policies - Italian Value Added Tax Receivable for further details. There was no such expense for the three months ended June 30, 2020 or three and six months ended June 30, 2019.

Non-operating income and expenses

Interest income. Interest income was $43,000 and $0.2 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.7 million for the comparable periods in 2019. Interest income was primarily related to our short-term investments and cash equivalent securities. The change was primarily related to a decrease in short-term investments for the three and six months ended June 30, 2020 compared to the same periods in 2019.

Interest expense. Interest expense was $0.1 million and $0.3 million for the three and six-month periods ended June 30, 2020, respectively, and $0.3 million and $0.6 million for the same periods in 2019. Interest expense was related to our secured term loan. The change between periods primarily relates to a lower average loan principal balance outstanding as well as a lower average interest rate during the three and six months ended June 30, 2020 compared to the same periods in 2019.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.1 million and $0.3 million for each of the three and six months ended June 30, 2020 and 2019, respectively, was related to our secured term loan.

Loss on dissolution of majority-owned subsidiary. A loss of $3.8 million for the three and six months ended June 30, 2020 was related to a loss recognized upon dissolution of our majority-owned subsidiary, Aequus Biopharma, Inc. There was no such expense for the comparable periods in 2019. See Part 1, Item 1, Note 5. Related Party Transactions for further details.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from sales and issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of June 30, 2020, we had $70.1 million in cash and cash equivalents.

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

Loan Agreement. In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, which agreement was amended in May 2018, the proceeds of which were partially used to repay in full all outstanding indebtedness under our Loan and Security Agreement, dated March 26, 2013, as amended, with Hercules Technology Growth Capital, Inc., or Hercules (and certain of its affiliates). As of June 30, 2020, we had an outstanding principal balance under our secured term loan agreement of $7.6 million. We are required to pay interest plus principal payments in the approximate amount of $0.5 million per month until November 1, 2021, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities increased to $20.0 million during the six months ended June 30, 2020 compared to $10.7 million for the same period in 2019, primarily due to collections of receivables from license and development services arrangements in 2019, partially offset by a decrease in operating expenses in 2020. During the six months ended June 30, 2019, we received €3.0 million (or $3.3 million using the currency exchange rate as of the date of cash receipt) relating to the attainment of a regulatory milestone in November 2018 under the Restated Agreement with Servier and also collected $10.0 million from Teva relating to the December 2018 achievement of a worldwide net sales milestone of TRISENOX. These cash receipts in 2019 were offset by a $3.8 million decrease in payments for research and development, general and administrative and restructuring expenses in 2020 when compared to 2019.

Net cash provided by investing activities. Net cash provided by investing activities was $2.5 million and $12.4 million during the six months ended June 30, 2020 and 2019, respectively. The change was primarily due to the amounts of short-term investments matured between periods.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $56.5 million during the six months ended June 30, 2020, and net cash used in financing activities was $2.7 million during the six months ended June 30, 2019. The change was primarily attributable to the net proceeds from the completion of our rights offering in March 2020.

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

Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that, as of the date of the filing of this Quarterly Report on Form 10-Q, our present financial resources will be sufficient to fund our operations into the fourth quarter of 2021. However, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib have increased. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of June 30, 2020, our available cash, cash equivalents and short-term investments totaled $70.1 million. We had an outstanding principal balance under our secured term loan agreement of $7.6 million.

Financial resource forecasts are subject to change as a result of a variety of risks and uncertainties. Changes in manufacturing, developments in and expenses associated with our clinical trials and the other factors identified under “Capital Requirements” below may consume capital resources earlier than planned. Additionally, following our and Servier’s mutual termination of our collaborative agreement, we are no longer eligible to receive additional revenues or payments from Servier relating to PIXUVRI. Although we received a $10.0 million milestone payment from Teva in February 2019, which was recognized as revenue in 2018 relating to the achievement of a worldwide net sales milestone of TRISENOX, the achievement of the remaining milestones is uncertain at this time. Due to these and other factors, the foregoing forecast for the period for which we will have sufficient resources to fund our operations may be inaccurate.

Capital Requirements

We will need to acquire additional funds in order to develop our business and continue the development of pacritinib. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and/or reduce our general and administrative expenses, be unable to attract and retain highly qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Our future capital requirements will depend on many factors, including:

•	disruptions or other delays to our business and clinical trials resulting from the ongoing worldwide coronavirus pandemic known as COVID-19;

•	developments in and expenses associated with our research and development activities;

•	changes in manufacturing;

•	our clinical development plans and any changes that we may initiate or that may be requested by the FDA or other regulators;

•	regulatory approval developments;

•	our ability to generate sales of any approved product;

•	our ability to execute appropriate collaborations for development and commercialization activities;

•	our ability to reach milestones triggering payments under certain of our contractual arrangements;

•	acquisitions of compounds or other assets;

•	litigation and other disputes;

•	competitive market developments; and

•	other unplanned business developments.

LICENSE AGREEMENTS AND MILESTONE ACTIVITIES

For information regarding our license agreements and milestone activities, please see Part I, Item 1, “Business - License Agreements” of our Annual Report on Form 10-K for the year ended December 31, 2019.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure in the preparation of our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates discussed therein.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 6. Contingencies of this report and Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2019 for information regarding material pending legal proceedings.

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

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of June 30, 2020, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

Our prospects are dependent on the successful development, regulatory approval and commercialization of pacritinib and we may be unsuccessful in such efforts.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize pacritinib. Pacritinib, our sole product candidate in active development through our PACIFICA Phase 3 trial and our PRE-VENT Phase 3 trial, has not yet received regulatory approval. Our ability to develop drug candidates and to commercialize additional drug products will depend on our ability to:

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

We have limited experience with many of the activities listed above and may not be successful in developing or commercializing product candidates. Development of drug candidates are expensive, uncertain and time-consuming, and we do not know if our efforts will lead to any drug candidates that can be successfully developed and marketed. Of the compounds that we identify as potential drug products or that we may in-license from other companies, only a few, if any, are likely to lead to successful drug development programs and commercialized drug products.

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

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 global pandemic, in regions where third parties for which we rely, as in Clinical Research Organizations, or CROs, have clinical trial sites or other business operations and may result in significant disruptions to our clinical trials, which could have a material adverse effect on our business.

Our business has been adversely affected and may continue to be adversely affected by the effects of health epidemics, including the ongoing worldwide COVID-19 pandemic, in regions where we have clinical trial sites or other business operations and has resulted in and may continue to result in significant disruptions to our clinical trials. On January 30, 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of novel coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO declared the coronavirus outbreak a pandemic, which virus has spread throughout the world, including to geographies where we are conducting the PACIFICA Phase 3 trial and the PRE-VENT Phase 3 trial. Further, the President of the United States declared the COVID-19 pandemic a national emergency. Similarly, numerous states have declared a state of emergency related to the spread of COVID-19 and/or issued executive orders directing all individuals living in their respective states to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. These states and others have and may continue to repeat these mitigation steps in the future. The spread of this pandemic has caused significant volatility and uncertainty in U.S. and international markets. This has resulted in an economic downturn and may disrupt our business and delay our clinical trials and timelines.

Quarantines, shelter-in-place and similar government orders have been enacted in each of the geographies in which we are conducting our clinical trials and such orders, shutdowns or other restrictions on the conduct of business operations could continue to remain in place for extended periods of time, thereby further affecting our clinical trials. The patient populations that are eligible for our clinical trials are immune-compromised and are at higher risk for becoming infected with COVID-19. As COVID-19 affects the parts of the world where we are conducting our clinical trials, and the patients involved with these clinical trials become infected with COVID-19, we may have more adverse events and deaths in our clinical trials as a result.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically, if we are successful in bringing pacritinib to market for indications such as AML, MDS, CMML, or CLL, pacritinib may face competition from the currently approved JAK1/JAK2 inhibitors, Jakafi® / Jakavi® and Inrebic® (fedratinib). Celgene announced FDA approval of Inrebic® for the treatment of adult patients with intermediate-2 or high-

risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis. Pacritinib may also face competition from momelotinib, which Sierra Oncology acquired from Gilead. In June 2019, Sierra Oncology announced that momelotinib was granted fast track designation by the FDA and launched a Phase 3 clinical trial in November 2019. In addition, if we are successful in bringing pacritinib to market as a treatment to prevent progression to acute respiratory distress syndrome, orARDS, and medical ventilation, we expect to face competition from numerous other companies that are currently pursuing clinical development programs for COVID-19 and related conditions.

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

We have substantial operating expenses associated with the development of pacritinib, and we have significant contractual payment obligations. We have incurred net operating losses every year since our formation. As of June 30, 2020, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses for the foreseeable future. Our available cash, cash equivalents and short-term investments were $70.1 million as of June 30, 2020. In March 2020, we received approximately $59.1 million in net proceeds from our rights offering. While we believe that our present financial resources, when combined with the net proceeds we received from the rights offering, will be sufficient to fund our operations into the fourth quarter of 2021, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments such as our new PRE-VENT clinical trial may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

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

•for so long as our non-affiliate public float does not exceed $75 million, our ability to file or use shelf registration statements on Form S-3 to raise capital will be limited; and

•if we are not listed on the Nasdaq or any stock exchange, whether due to a failure to regain compliance with the minimum bid price requirement (as discussed below) or otherwise, our ability to raise capital will be adversely impacted.

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

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. In particular, we rely heavily on third parties for the manufacture and testing of our compounds. We do not have internal analytical laboratory or manufacturing facilities to allow the testing or production of our compounds in compliance with Good Laboratory Practices, or GLP, and current Good Manufacturing Practices, or cGMP. As a result, we rely on third parties to supply us in a timely manner with manufactured products or product candidates. We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third-party manufacturers to conduct their operations in compliance with GLP and cGMP or similar standards imposed by U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of these regulatory authorities may take action against a contract manufacturer who violates GLP and cGMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance, and could subject us to penalties.

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

We also rely on third-party service providers for certain warehousing, transportation, sales, order processing, distribution and cash collection services. With regard to the distribution of our compounds, we depend on third-party distributors to act in accordance with Good Distribution Practices, or GDP, and the distribution process and facilities are subject to continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products.

In addition, we depend on medical institutions and CROs (together with their respective agents) to conduct clinical trials and associated activities in compliance with Good Clinical Practices, or GCP, and in accordance with our timelines, expectations and requirements. To the extent any such third parties are delayed in achieving or fail to meet our clinical trial enrollment expectations, fail to conduct our trials in accordance with GCP or study protocol or otherwise take actions outside of our control or without our consent, our business may be harmed. Furthermore, we conduct clinical trials in foreign countries, subjecting us to additional risks and challenges, including, in particular, as a result of the engagement of foreign medical institutions and foreign CROs, who may be less experienced with regard to regulatory matters applicable to us and may have different standards of medical care.

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

On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.8 million and €0.9 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. The 2005 VAT assessment was decided in favor of the Company by the Italian Supreme Court, with no further potential liabilities for the Company. Further information pertaining to these cases can be found in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 6. Contingencies" and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €4.3 million, or approximately $4.8 million converted using the currency exchange rate as of June 30, 2020, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. See Part I, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 6. Contingencies" for more information regarding the regulatory matters and legal claims in which we are currently involved. Additionally, we were previously required to supply documents in response to a subpoena from the SEC in connection with an investigation into potential federal securities law violations; however, in August 2018, the SEC staff sent a letter stating that it had concluded its investigation of us, and, based on information it had as of that date, it did not intend to recommend an enforcement action against us. Litigation and regulatory proceedings are subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages and penalties or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. If an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

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

•
likelihood of potential or actual violations of domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of operations in foreign jurisdictions;

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

In addition, any security incident could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, including state data protection regulations and the EU General Data Protection Regulation, or GDPR, and other regulations, the breach of which could result in significant penalties.

If we or the third parties upon whom we depend are be adversely affected by natural disasters or other events, our business continuity and disaster recovery plans may not adequately protect us from such interruptions.

Our headquarters are located in Seattle, Washington. Any unplanned event, such as flood, fire, explosion, earthquake, tsunami, extreme weather condition, power shortage, power outage, telecommunication failure, or other natural or man-made accidents or incidents could disrupt our operations. If a natural disaster or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We may not carry sufficient business interruption insurance to compensate us for all losses that may occur. The disaster recovery and business continuity plans we have in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of a natural disaster or other event, which could have a material adverse effect on our business, and we could potentially lose valuable data and other items. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

On February 8, 2016, the FDA notified us that a full clinical hold had been placed on pacritinib clinical trials; however, in January 2017, the full clinical hold was removed. In September 2019, we initiated patient enrollment in a Phase 3 clinical trial, which we refer to as the PACIFICA Phase 3 trial. The current PACIFICA Phase 3 trial protocol provides for the comparison of the safety and efficacy of 200mg of pacritinib administered twice daily to physician’s choice in adult patients with myelofibrosis and severe thrombocytopenia who are treatment-naïve or intolerant to ruxolitinib. The current PACIFICA Phase 3 protocol provides for the evaluation of 348 adult patients. Although the independent data monitoring committee, or IDMC, completed its fourth and final interim safety review in May 2019 and recommended that the PAC203 Phase 2 trial continue without modification, we cannot be certain that the PACIFICA Phase 3 trial will be sufficient for regulatory approval. Under the current protocol for the PACIFICA Phase 3 trial, the primary endpoint is the percentage of patients who achieve at least 35 percent reduction in spleen volume at Week 24 and secondary endpoints include, among others, the efficacy of pacritinib versus physician’s choice therapy as assessed by the proportion of patients achieving at least a 50 percent reduction in TSS between baseline and Week 24. The primary analysis of SVR rates will be conducted once the 168th randomized patient has reached week 24, and this analysis will be used as the basis for an accelerated approval filing. An end-of-study efficacy analysis of the secondary endpoints TSS and OS will be conducted once the 348th randomized patient has reached week 24. Even if the current primary endpoint of the PACIFICA Phase 3 trial is achieved, the FDA may determine that the benefit/risk profile of pacritinib at the dose selected for the PACIFICA Phase 3 trial does not support approval based on the results of such trial, previously identified FDA concerns regarding safety and dosing limitations of pacritinib, including FDA concerns identified in connection with our previous PERSIST-1 and 2 trials, or otherwise. We also cannot be certain of the anticipated timing of the results from the PACIFICA Phase 3 trial. The FDA may request additional information regarding pacritinib or require us to pursue new clinical safety trials with changes to, among other things, protocol, study design or sample size, which could cause significant delays in completion of these studies.

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

Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with GCPs or other applicable foreign regulatory authority guidelines. Clinical trials are subject to oversight by the FDA, foreign regulatory authorities and IRBs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMPs. Clinical trial data may be rejected by the FDA or foreign regulatory authorities or clinical trials may be suspended by the FDA, foreign regulatory authorities, or us for various reasons, including, but not limited to:

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

As described above, in early October 2019, we received correspondence from the FDA asking us to consider incorporating change in TSS at week 24 as a co-primary endpoint for the PACIFICA Phase 3 trial. In January 2020, we reached agreement on an accelerated approval pathway for pacritinib. In March 2020, we submitted an amended PACIFICA pivotal Phase 3 trial protocol to allow for the primary analysis of SVR rates on the first 168 patients, with an end-of-study analysis of TSS and OS following the full enrollment of 348 patients. If the primary endpoint of SVR is met following the planned review of data from the first 168 patients, we intend to submit an NDA under the FDA’s regulations for the Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses, 21 C.F.R. subpart H, subject to review of all available efficacy and safety data. Conversion to a regular approval of pacritinib would be anticipated following the successful end-of-study assessment of the secondary efficacy endpoints, and the completion of post-marketing requirements. We previously anticipated reporting primary SVR data by the end of 2021 with a potential NDA filing in early 2022 and final study efficacy data expected in 2023; however, as a result of the worldwide coronavirus pandemic known as COVID-19, we currently anticipate a lower enrollment rate than planned and at least a six-month delay in the PACIFICA Phase 3 trial timeline.

In addition, in April 2020, in response to the public health crisis due to the global COVID-19 pandemic, we initiated PRE-VENT, a Phase 3 trial evaluating pacritinib in hospitalized non-cancer and cancer patients with severe COVID-19. PRE-VENT, a randomized, double-blind, placebo-controlled multicenter study will compare pacritinib plus Standard of Care, or SOC, versus placebo plus SOC in hospitalized patients with severe COVID-19, including those with a current or prior diagnosis of cancer. The primary endpoint of the trial will assess the proportion of patients who progress to invasive mechanical ventilation and/or extracorporeal membrane oxygenation or die by Day 28. We commenced enrollment of PRE-VENT in the second quarter of 2020 in the United States.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On May 11, 2020, the FDA announced updates on surveillance inspections during COVID-19 and will continue to utilize and implement additional alternative inspection tools and approaches while postponing domestic and foreign routine surveillance inspections as local, national and international conditions warrant. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product, including limitations on the indicated uses for which a product may be marketed, promoted and advertised. Approved or authorized products are subject to extensive manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping regulations. These requirements include submissions of safety and other post-marketing information and reports. In addition, such products are subject to ongoing maintenance of product registration and continued compliance with cGMPs, GCPs and GLPs for post-approval studies. Further, distribution of products must be conducted in accordance with GDPs. The distribution process and facilities of our third-party distributors are subject to, and our wholesale distribution authorization by the UK Medicines and Healthcare Products Regulatory Agency subjects us to, continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products.  Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval.

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

We are subject to numerous laws and regulations related to health care fraud and abuse, false claims, anti-bribery and anti-corruption laws, such as the U.S. Anti-Kickback Statute and the FCPA, in which violations of these laws could result in substantial penalties and prosecution.

In the United States, we are subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. There are similar laws in other countries. These laws may impact, among other things, the sales, marketing and education programs for our products. The federal Anti-Kickback Statute prohibits persons from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program. The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Many states have also adopted laws similar to the federal Anti-Kickback Statute and False Claims Act. Any allegation, investigation, or violation of these domestic health care fraud and abuse laws could result in government or internal investigations, significant diversion of resources, exclusion from government health care reimbursement programs and the curtailment or restructuring of our operations, significant fines, penalties, or other financial consequences, any of which may ultimately have a material adverse effect on our business.

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

In the United States, these laws include the Health Insurance Portability and Accountability Act, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act. In addition to possible civil and criminal penalties imposed by federal authorities for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In some instances, individuals also may file civil actions related to alleged data privacy and protection violations, seeking damages, injunctions, attorneys’ fees, costs, and other relief.

As the GDPR entered into force recently, guidance on implementation and compliance practices are still being developed, updated or otherwise revised. Although the GDPR is intended to provide for a high level of harmonization across the European Union, Member States may still implement certain variations, and data protection authorities may enforce the GDPR and national laws differently, which adds to the complexity of processing personal data in the European Union.

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

The uncertainty regarding the interplay between different regulatory frameworks, such as the Clinical Trials Regulation and the GDPR, further adds to the complexity that we face with regard to data protection regulation.

Failing to comply with these obligations could lead to government investigations and enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. For example, the GDPR provides for significant penalties that may be assessed in the event of noncompliance, up to the greater of $20 million or 4% of worldwide annual revenues. We may be subject to negative publicity, have increases in operating expenses, incur expenses or lose revenues, be exposed to increased costs including remediation costs and disruption of operations, or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

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

The patent position of pharmaceutical and biotechnology firms, including ours, generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office, or PTO, has not established a consistent policy regarding the breadth of claims that it will allow in pharmaceutical and biotechnology patents. If the U.S. PTO allows broad claims in patents that are issued, the number and cost of patent interference or derivation proceedings in the United States and the risk of infringement litigation may increase. If the U.S. PTO allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. Patent applications in which we have rights may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our product candidates or technologies. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated, circumvented or found unenforceable. Litigation, interference or derivation proceedings or other governmental proceedings that we may become involved in with respect to our patent rights or our proprietary technologies or the proprietary technologies of others could result in substantial cost to us.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended July 30, 2020, our stock price ranged from a low of $0.62 to a high of $1.95. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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

At our 2020 annual meeting of stockholders, we sought and received approval of an amendment to our certificate of incorporation to increase the total number of authorized shares and the total number of authorized shares of our common stock by 35 million shares from 131,500,000 shares to 166,500,000 shares and we may seek approval to increase the number of authorized shares again in the future. We proposed the increase in authorized shares due to the fact that we anticipate the need to issue additional shares of common stock in the future in connection with one or more of the following:

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

Without future additional increases in the number of authorized shares, we may be constrained in our ability to raise capital when needed, and may lose important business opportunities, including to competitors, which could adversely affect our financial performance, growth and ability to continue our operations. As opportunities or circumstances that require prompt action frequently arise, we believe that the delay necessitated for stockholder approval of a specific issuance could result in a material and adverse impact on our business.

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

As of June 30, 2020, options to purchase 15,941,751 shares of our common stock with a weighted-average exercise price of $2.05 per share were outstanding. The exercise of any of these options would result in dilution to current stockholders. Further, because we will need to raise additional capital to fund our operations and clinical development programs, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common stock under our share-based compensation plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

3.1	Certificate of Amendment to the Certificate of Incorporation of CTI BioPharma Corp., filed June 9, 2020.				Filed herewith.

10.1*	CTI BioPharma Corp. Amended and Restated 2017 Equity Incentive Plan.	8-K	000-28386	10.1	June 10, 2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).

* Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: August 6, 2020	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: August 6, 2020	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer