Form 10-Q
period 2020-09-30
CTI BIOPHARMA CORP
filed 2020-11-10
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2020
Common Stock, par value $0.001 per share	73,751,756

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$45,301	$31,144
Short-term investments	12,111	2,522
Prepaid expenses and other current assets	1,276	1,914
Total current assets	58,688	35,580
Property and equipment, net	835	1,235
Other assets	3,568	9,465
Total assets	$63,091	$46,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$191	$—
Accrued expenses	4,994	11,606
Current portion of long-term debt	5,658	4,812
Other current liabilities	3,676	2,070
Total current liabilities	14,519	18,488
Long-term debt, less current portion	—	4,455
Other liabilities	1,753	5,407
Total liabilities	16,272	28,350
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333 as of September 30, 2020 and December 31, 2019
Series O Preferred Stock, 12,575 shares issued and outstanding as of September 30, 2020 and December 31, 2019 (Aggregate liquidation preference of $25,150 as of September 30, 2020 and December 31, 2019)	—	—
Series X Preferred Stock, 4,429 shares and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively (Aggregate liquidation preference of $44,290 and $0 as of September 30, 2020 and December 31, 2019, respectively)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 166,500,000 and 131,500,000 as of September 30, 2020 and December 31, 2019, respectively
Issued and outstanding shares - 73,716,760 and 57,979,725 as of September 30, 2020 and December 31, 2019, respectively	74	58
Additional paid-in capital	2,359,747	2,299,186
Accumulated other comprehensive income	3	—
Accumulated deficit	(2,313,005)	(2,275,556)
Total CTI stockholders' equity	46,819	23,688
Noncontrolling interest	—	(5,758)
Total stockholders' equity	46,819	17,930
Total liabilities and stockholders' equity	$63,091	$46,280
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

License and contract revenues	$—	$2,289	$—	$3,345
Operating costs and expenses:
Research and development	6,994	7,598	16,457	19,126
General and administrative	4,052	4,403	12,316	14,662
Restructuring expenses	—	—	—	794
Other operating expenses	—	—	4,200	—
Total operating costs and expenses	11,046	12,001	32,973	34,582
Loss from operations	(11,046)	(9,712)	(32,973)	(31,237)
Non-operating income (expense):
Interest income	25	276	187	1,003
Interest expense	(115)	(240)	(419)	(803)
Amortization of debt discount and issuance costs	(131)	(131)	(391)	(391)
Foreign exchange gain (loss)	4	(240)	(79)	(409)
Loss on dissolution of majority-owned subsidiary	—	—	(3,774)	—
Total non-operating expense, net	(217)	(335)	(4,476)	(600)
Net loss before noncontrolling interest	(11,263)	(10,047)	(37,449)	(31,837)
Noncontrolling interest	—	—	—	5
Net loss	$(11,263)	$(10,047)	$(37,449)	$(31,832)
Basic and diluted net loss per common share	$(0.15)	$(0.17)	$(0.54)	$(0.55)
Shares used in calculation of basic and diluted net loss per common share	73,712	57,974	69,966	57,973

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss before noncontrolling interest	$(11,263)	$(10,047)	$(37,449)	$(31,837)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1,332	—	1,570
Unrealized foreign exchange loss on intercompany balance	—	(1,359)	—	(1,610)
Net unrealized gain (loss) on available-for-sale securities	3	(14)	3	20
Other comprehensive income (loss)	3	(41)	3	(20)
Comprehensive loss	(11,260)	(10,088)	(37,446)	(31,857)
Comprehensive loss attributable to noncontrolling interest	—	—	—	5
Comprehensive loss attributable to CTI	$(11,260)	$(10,088)	$(37,446)	$(31,852)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at January 1, 2020	13	$—	57,980	$58	$2,299,186	$—	$(2,275,556)	$(5,758)	$17,930
Issuance of common stock, net of issuance costs	—	—	15,699	16	15,454	—	—	—	15,470
Conversion of Series X preferred stock to common stock	—	—	3	—	3	—	—	—	3
Equity-based compensation	—	—	—	—	1,167	—	—	—	1,167
Net loss	—	—	—	—	—	—	(12,186)	—	(12,186)
Balance at March 31, 2020	13	$—	73,682	$74	$2,315,810	$—	$(2,287,742)	$(5,758)	$22,384
Reclassification of Series X preferred stock from mezzanine equity	4	—	—	—	43,637	—	—	—	43,637
Equity-based compensation	—	—	—	—	1,002	—	—	—	1,002
Dissolution of majority-owned subsidiary	—	—	—	—	(1,949)	—	—	5,758	3,809
Other	—	—	35	—	31	—	—	—	31
Net loss	—	—	—	—	—	—	(14,000)	—	(14,000)
Balance at June 30, 2020	17	$—	73,717	$74	$2,358,531	$—	$(2,301,742)	$—	$56,863
Equity-based compensation	—	—	—	—	1,216	—	—	—	1,216
Net loss	—	—	—	—	—	—	(11,263)	—	(11,263)
Other comprehensive income	—	—	—	—	—	3	—	—	3
Balance at September 30, 2020	17	$—	73,717	$74	$2,359,747	$3	$(2,313,005)	$—	$46,819

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at January 1, 2019	13	$—	57,986	$58	$2,294,025	$1,350	$(2,236,739)	$(5,755)	$52,939
Cumulative effect adjustments	—	—	—	—	(7)	—	1,203	—	1,196
Equity-based compensation	—	—	(7)	—	1,257	—	—	—	1,257
Net loss	—	—	—	—	—	—	(10,814)	—	(10,814)
Other comprehensive income	—	—	—	—	—	9	—	—	9
Balance at March 31, 2019	13	$—	57,979	$58	$2,295,275	$1,359	$(2,246,350)	$(5,755)	$44,587
Equity-based compensation	—	—	—	—	1,361	—	—	—	1,361
Other	—	—	—	—	1	—	—	—	1
Noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	(10,971)	—	(10,971)
Other comprehensive income	—	—	—	—	—	12	—	—	12
Balance at June 30, 2019	13	$—	57,979	$58	$2,296,637	$1,371	$(2,257,321)	$(5,760)	$34,985
Equity-based compensation	—	—	—	—	1,294	—	—	—	1,294
Net loss	—	—	—	—	—	—	(10,047)	—	(10,047)
Other comprehensive loss	—	—	—	—	—	(41)	—	—	(41)
Balance at September 30, 2019	13	$—	57,979	$58	$2,297,931	$1,330	$(2,267,368)	$(5,760)	$26,191

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss before noncontrolling interest	$(37,449)	$(31,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on dissolution of majority-owned subsidiary	3,774	—
Equity-based compensation	3,385	3,911
Depreciation and amortization	399	412
Provision for Italian VAT receivables and deposit	4,200	—
Other	(122)	177
Changes in operating assets and liabilities:
Receivables from license and development services arrangements	—	13,534
Prepaid expenses and other assets	2,267	1,935
Accounts payable, accrued expenses and other liabilities	(7,839)	(4,468)
Net cash used in operating activities	(31,385)	(16,336)
Investing activities
Purchases of short-term investments	(12,100)	(8,507)
Proceeds from maturities of short-term investments	2,500	27,400
Net cash (used in) provided by investing activities	(9,600)	18,893
Financing activities
Proceeds from rights offering, net of issuance costs	59,108	—
Principal payments on debt	(4,000)	(4,000)
Proceeds from stock option exercises	30	—
Proceeds from sales of common stock under employee stock purchase plan	4	1
Cash paid for at-the-market equity offering costs	—	(45)
Net cash provided by (used in) financing activities	55,142	(4,044)

Effect of exchange rate changes on cash and cash equivalents	—	(35)
Net increase (decrease) in cash and cash equivalents	14,157	(1,522)
Cash and cash equivalents at beginning of period	31,144	36,439
Cash and cash equivalents at end of period	$45,301	$34,917

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$448	$834

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2020 and 2019 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. As previously disclosed in our June 30, 2020 financial statements, we have adjusted for an immaterial error in prior periods by revising the historical financial statements presented herein by reducing accumulated other comprehensive loss and increasing accumulated deficit, each by $12.0 million, as of December 31, 2018. The correction did not have an impact on total assets, total stockholders’ equity, the condensed consolidated statements of operations, comprehensive loss, or cash flows.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its wholly-owned subsidiary, CTI Life Sciences Limited, until its dissolution in November 2019, and our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus, until its dissolution in June 2020 as discussed in Note 5. Related Party Transactions. We had an approximately 60% interest in Aequus, and the remaining interest in Aequus not held by CTI was reported as noncontrolling interest in the condensed consolidated financial statements until its dissolution. All intercompany transactions and balances were eliminated in consolidation.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the condensed consolidated financial statements are issued. Our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Over the next year and in the normal course of business, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to pacritinib and in the course of such activities, we will incur general and administrative expenses. Additional business activities will include procuring manufacturing and drug supply services, the costs of which, together with our projected general and administrative expenses, are expected to result in operating losses for the foreseeable future. We have incurred a net operating loss every year since our formation. As of September 30, 2020, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses for the foreseeable future. Our available cash, cash equivalents and short-term investments were $57.4 million as of September 30, 2020, and we expect that our present financial resources will only be sufficient to meet our obligations as they come due and to fund our operations into the fourth quarter of 2021. Based on our evaluation completed pursuant to Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, these factors raise substantial doubt about our ability to continue as a going concern.

Accordingly, we will need to acquire additional funds in order to develop our business and continue the development of pacritinib. The amount of funds that we will ultimately require will depend, in part, upon: regulatory approval developments and the extent to which we are required to conduct additional clinical trials; competitive market developments which require us to alter our business practices; and other unplanned expenses or business developments. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding obtained through the sale of such shares or otherwise may not be sufficient, available on favorable terms or available at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, be required to reduce our general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations at affordable rates with competitive terms, have to refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The amount of financing we require is dependent upon many factors relating to drug approval status and our commercialization plans, as well as our clinical trials. These factors include the number of clinical trial sites in a given clinical trial, the number of patients treated in a given clinical trial, the pace of patient enrollment and other matters that may impact clinical development, including changes to a clinical trial that we may initiate or that may be requested by the FDA or other regulators. There can be no assurance as to the amount of funding necessary to fund the development of pacritinib to completion or that we will be able to obtain this funding. In addition, our ability to comply with covenants under the loan and security agreement with Silicon Valley Bank, or SVB, may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants, including a material adverse change in our business, operations or condition (financial or otherwise) could result in an event of default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. See Long-term Debt below for further discussion. The accompanying condensed consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Cash, Cash Equivalents and Short-term Investments

As of September 30, 2020 and December 31, 2019, our cash, cash equivalents and short-term investments consisted of cash, money market funds, U.S. government and agency securities and corporate debt securities. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value, with Level 1 having the highest priority and Level 3 having the lowest:

•Level 1—Valuations based on unadjusted quoted prices for identical assets and liabilities in active markets.
•Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Valuations based on unobservable inputs that are supported by little or no market activity, reflecting our own assumptions. These valuations require significant judgment or estimation.

We measure the fair value of money market funds based on the closing price reported by the fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of September 30, 2020 and December 31, 2019. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2020				December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$309	$—	$—	$309	$188
Level 1 securities:
Money market funds	44,992	—	—	44,992	28,957
Level 2 securities:
U.S. government and agency securities	—	—	—	—	2,522
Corporate debt securities	12,108	3	—	12,111	1,999
Total cash, cash equivalents and short-term investments	$57,409	$3	$—	$57,412	$33,666

Italian Value Added Tax Receivable

We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was approximately €3.9 million as of September 30, 2020 and December 31, 2019. While we believe that our refund claim is valid, we concluded that the ongoing COVID-19 global pandemic negatively impacted the collectability of our Italian VAT receivables and deposit. Accordingly, we recorded a full provision against our Italian VAT receivables and deposit in the amount of $4.2 million, which is included in Other operating expenses for the nine months ended September 30, 2020.

In addition, as disclosed in Note 6. Contingencies, the ITA assessed us for additional VAT payments for services we provided in Italy, which we do not believe we owe. We have not recorded an amount in the financial statements for this contingent liability as we do not believe the potential payment of up to €4.3 million (or approximately $5.0 million converted using the currency exchange rate as of September 30, 2020), to the ITA is probable at this time.

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

Long-term Debt

All amounts due under the loan and security agreement with SVB have been classified as current liabilities as of September 30, 2020 due to the considerations discussed in Liquidity above and the assessment that the material adverse change clause under the loan and security agreement is not within our control. We have not been notified of an event of default by SVB as of the date of the filing of this Quarterly Report on Form 10-Q.

Equity-based Compensation

Equity-based compensation expense is recognized over the requisite service periods on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based stock options and restricted stock, we record compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. We recorded equity-based compensation expense of $1.2 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $3.4 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively. Substantially all equity-based compensation expense was related to option awards and was included in General and administrative expenses for the periods presented.

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

Common shares underlying stock awards, warrants and convertible preferred stock aggregating to 68.8 million shares and 53.0 million shares for the three and nine months ended September 30, 2020, respectively, and 19.8 million shares and 18.5 million shares for the comparable periods in 2019, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued new accounting guidance which amends the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, the standard requires the use of a new forward-looking "expected credit loss" model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. For smaller reporting companies, the guidance is effective for fiscal years beginning after December 15, 2022, including interim periods therein. Early adoption is permitted. We do not expect the adoption of this accounting guidance to have a material impact on our condensed consolidated financial statements.

In August 2020, the FASB issued new accounting guidance for convertible instruments which eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. Separate accounting is still required in certain cases. For smaller reporting companies, the guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted in fiscal years beginning after December 15, 2020. We do not expect the adoption of this accounting guidance to have a material impact on our condensed consolidated financial statements.

Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of these have had or will have a material impact on our condensed consolidated financial statements.

2. Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Right-of-use assets	$2,469	$3,379
Italian VAT receivables, net (1)	—	4,390
Italian VAT deposit, net (1)	—	483
Clinical trial deposits	770	720
Refundable security deposit	194	194
Other	135	299
Other assets	$3,568	$9,465

(1) During the nine months ended September 30, 2020, we recorded full allowances against our Italian VAT receivables and deposit. See Note 1. Description of Business and Summary of Significant Accounting Policies - Italian Value Added Tax Receivable for further details.

3. Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Lease liabilities, non-current	$1,379	$2,993
End-of-facility lender fee (1)	—	1,440
Other long-term obligations	374	974
Total other liabilities	$1,753	$5,407

(1) End-of-facility lender fee as of December 31, 2019 represents an amount payable to Silicon Valley Bank upon repayment of our secured term loan. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 7. Long-term Debt” of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information. As of September 30, 2020, this balance has been reclassified to Other current liabilities. See Note 1. Description of Business and Summary of Significant Accounting Policies - Long-term Debt for further details regarding reclassification.

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

During the first quarter of 2020, 0.2873 of a share of our Series X Preferred Stock converted into 2,873 shares of our common stock. There were 4,429 shares of our Series X Preferred Stock outstanding as of September 30, 2020.

Each share of our Series X Preferred Stock has a stated value of $10,000 per share and is convertible into 10,000 shares of our common stock at the option of the holder at any time except as described above. The Series X Preferred Stock is subject to certain limitations, including that the holder will be prohibited from converting Series X Preferred Stock into common stock, if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock. In the event of our liquidation, dissolution or winding up, holders of Series X Preferred Stock will participate pari passu with any distribution of proceeds to holders of our common stock and holders of our Series O Preferred Stock. Holders of our Series X Preferred Stock are also entitled to receive dividends on shares of Series X Preferred Stock equal (on an as-if-converted-to common stock basis) to and in the same form as dividends actually paid on our common stock or other junior securities of the Company. Shares of Series X Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series X Preferred Stock will be required to amend the terms of the Series X Preferred Stock.

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

Aequus did not file an IND by September 6, 2019. In June 2020, we terminated the License and Promissory Note Termination Agreement; however, we did not request Aequus to assign all ACTH Product related assets to us. In connection with such termination, we were also deemed to have relinquished all of our ownership interest in Aequus as it had been administratively dissolved at the time of termination. As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies - Principles of Consolidation, Aequus was our majority-owned subsidiary until its dissolution in June 2020. Upon deconsolidation of Aequus, we recognized a loss of $3.8 million, which was recorded in Loss on dissolution of majority-owned subsidiary for the nine months ended September 30, 2020.

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

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.3 million, or approximately $5.0 million converted using the currency exchange rate as of September 30, 2020, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. We have not recorded this contingent liability in the financial statements as we do not believe the potential payment to the ITA is probable at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical fact are forward-looking statements, including, without limitation:
•our expectations regarding business disruptions and related risks resulting from the ongoing worldwide coronavirus pandemic known as COVID-19;
•our expectations regarding sufficiency of cash resources, cash expenditures, sources of cash flows and other projections, product manufacturing and sales, research and development expenses, general and administrative expenses and additional losses;
•our ability to obtain funding for our operations;
•the timing of, and our ability to develop, commercialize, and obtain regulatory approval of pacritinib, including priority review and potential accelerated approval of pacritinib as a treatment for myelofibrosis patients with severe thrombocytopenia, and other development programs we may pursue in the future;
•the design of our clinical trials and anticipated enrollment, and the progress and potential of pacritinib and other development programs we may pursue in the future;
•the safety, effectiveness and potential benefits and indications of pacritinib and any other product candidates we may develop in the future;
•the timing of and results from clinical trials and pre-clinical development activities, including those related to pacritinib and any other product candidates we may develop in the future;
•our ability to advance product candidates, including pacritinib and any other product candidates we may develop in the future, into, and successfully completion of, clinical trials;
•our ability to achieve profitability, including our ability to effectively implement cost reduction strategies and realize anticipated cost savings from those efforts;
•our expectations regarding federal, state and foreign regulatory requirements;
•the rate and degree of market acceptance and clinical utility of pacritinib or any other product candidates we may develop in the future;
•our and our collaborators’ ability to obtain and maintain regulatory approvals for pacritinib or any other product candidates we may develop in the future, and the timing of such approvals;
•our ability to maintain and establish collaborations;
•our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•the impact of government laws and regulations;
•our ability to negotiate, integrate, and implement collaborations, acquisitions and other strategic transactions;
•our ability to engage and retain the employees required to advance our development activities and grow our business;
•developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•those risk factors identified in this Quarterly Report on Form 10-Q under the heading Risk Factors and in other filings we periodically make with the U.S. Securities and Exchange Commission, or the SEC.

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

Pacritinib is an investigational oral kinase inhibitor with specificity for JAK2, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, and chronic lymphocytic leukemia, or CLL, due to its inhibition of JAK2, IRAK1, FLT3 and CSF1R. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

In September 2020, we reached an agreement with the U.S. Food and Drug Administration, or FDA, to submit a New Drug Application, or NDA, for the potential accelerated approval of pacritinib as a treatment for myelofibrosis patients with severe thrombocytopenia, and in October 2020 we commenced our rolling NDA submission. The NDA is based on the available data from our completed Phase 3 PERSIST-1 and PERSIST-2 trials and the Phase 2 PAC203 dose-ranging trial. Completion of the NDA submission is anticipated in the first quarter of 2021. The ongoing Phase 3 PACIFICA trial is expected to be completed as a post-marketing commitment.

In January 2020, we received the FDA's preliminary comments from a Type A meeting request and reached an agreement on the final design changes to our PACIFICA pivotal Phase 3 clinical trial, including changes to the statistical analysis plan that would allow for an accelerated approval pathway for pacritinib. We have amended our PACIFICA Phase 3 trial protocol, to allow for the primary analysis of Spleen Volume Reduction, or SVR, rate on the first 168 patients, with an end-of-study analysis of Total Symptom Score, or TSS, and Overall Survival, or OS, following the full enrollment of 348 patients. We previously anticipated reporting primary SVR data by the end of 2021 with final study efficacy data expected in 2023; however, as a result of the worldwide coronavirus pandemic known as COVID-19, we currently anticipate a lower enrollment rate than planned and at least a nine-month delay in the PACIFICA Phase 3 trial timeline.

In April 2020, in response to the public health crisis due to the global COVID-19 pandemic, we initiated PRE-VENT, a Phase 3 trial evaluating pacritinib in hospitalized patients with severe COVID-19. PRE-VENT, a randomized, double-blind, placebo-controlled multicenter study will compare pacritinib plus Standard of Care, or SOC, versus placebo plus SOC in hospitalized patients with severe COVID-19, including those with a current or prior diagnosis of cancer. The primary endpoint of the trial will assess the proportion of patients who progress to invasive mechanical ventilation and/or extracorporeal membrane oxygenation or die by Day 28. We commenced enrollment of PRE-VENT in the second quarter of 2020 in the United States and currently anticipate the reporting of interim analysis from the PRE-VENT trial in the first half of 2021.

Patients enrolled in PRE-VENT will be randomized 1:1 to receive pacritinib (400 mg once on Day 1, then 200 mg twice daily from Day 2 to Day 14) plus SOC or placebo plus SOC. Assigned treatment will continue up to Day 14 or until the patient experiences intolerable adverse events, withdraws consent, initiates another investigational therapy or until the study is terminated. Assigned therapy may be given for an additional seven days (for a total of 21 days) at the discretion of the investigator and with medical monitor approval. In the event of hospital discharge, patients will complete treatment with the assigned therapy as an outpatient.

As a JAK2, IRAK1 and CSF1R inhibitor, pacritinib may ameliorate the effects of cytokine storm, a pathological immune reaction that can be triggered by viral infection and can lead to serious complications, including acute respiratory distress syndrome, or ARDS. Multiple inflammatory cytokines are upregulated in patients with severe COVID-19, including IL-1 and IL-6, and some patients have evidence of over-active macrophage activation. As a JAK2/IRAK1 inhibitor, pacritinib may ameliorate the effects of cytokine storm via inhibition of IL-6 and IL-1 signaling. Furthermore, as a CSF1R inhibitor, pacritinib may mitigate effects of macrophage activation syndrome.

We face numerous risks in connection with clinical development of pacritinib generally and with respect to the potentially expedited FDA regulatory approval process specifically. For more information, see Item 1A – Risk Factors – Risks Related to the Development, Clinical Testing and Regulatory Approval of Our Product Candidates.

We have historically funded our operations through the sale of equity securities, funding received from our licensees and collaborators and debt financing. We do not expect to achieve or sustain profitability for the foreseeable future. We had a net loss of $37.4 million for the nine months ended September 30, 2020 and an accumulated deficit of $2.3 billion as of September 30, 2020, primarily from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. We believe that our cash, cash equivalents and short-term investments will only be sufficient to fund our projected operations into the fourth quarter of 2021. This raises substantial doubt about our ability to continue as a going concern. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment.

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

Regulatory agencies, including the FDA and EMA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks. In addition, based on our interactions with regulatory authorities, we have sought, and may in the future seek, changes to the protocol of clinical trials if we believe such changes may enhance the probability of approval or are necessary to protect patient safety. Such changes, if any, would impact the size, timing and cost of clinical development. Even if a product candidate progresses successfully through initial human testing in clinical trials, it may fail in later stages of development, including as a result of a failure to adequately demonstrate safety or efficacy to the satisfaction of applicable regulatory authorities. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. For these reasons, among others, we cannot estimate the date on which clinical development of any product candidate will be completed, if ever, or when we will be able to begin commercializing pacritinib to generate material net cash inflows. In order to generate revenue from any of these compounds, any product candidate needs to be developed to a stage that will enable us to commercialize, sell or license related marketing rights to third parties.

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

Financial Summary

Our license and contract revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. Total revenues were $2.3 million and $3.3 million for the three and nine months ended September 30, 2019 whereas there were no revenues for the comparable periods in 2020. Loss from operations was $11.0 million and $9.7 million for the three months ended September 30, 2020 and 2019, respectively, and $33.0 million and $31.2 million for the nine months ended September 30, 2020 and 2019, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of September 30, 2020, our cash, cash equivalents and short-term investments were $57.4 million.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2020 and 2019

License and Contract Revenues

License and contract revenues are summarized as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Servier	Development services revenue	$—	$—	$—	$99
	Royalty revenue	—	104	—	446
	Other revenue	—	2,185	—	2,800
Total		$—	$2,289	$—	$3,345

Development services revenue for the nine months ended September 30, 2019 included $0.1 million of revenue relating to the reimbursement of certain regulatory agency costs. Other revenue for the three and nine months ended September 30, 2019 included $2.2 million of revenue recognized in connection with the Asset Purchase Agreement with Servier. In addition, other revenue for the nine months ended September 30, 2019 included $0.6 million of revenue related to transition period activities pursuant to the terms of the Termination and Transfer Agreement with Servier.

Operating costs and expenses

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Compounds:
Pacritinib	$5,664	$5,912	$12,255	$13,330
PIXUVRI	—	288	—	1,227
Unallocated operating expenses	1,330	1,398	4,202	4,569
Total research and development expenses	$6,994	$7,598	$16,457	$19,126

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing our compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. Cumulative to date external direct costs incurred by us as of September 30, 2020 were $175.2 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO). We do not anticipate incurring additional expenses related to PIXUVRI, as the Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier was terminated in February 2019, and all of our rights and responsibilities for PIXUVRI were transferred and assigned globally to Servier pursuant to the Asset Purchase Agreement with Servier during the year ended December 31, 2019.

Research and development expenses decreased to $7.0 million and $16.5 million for the three and nine months ended September 30, 2020, respectively, compared to $7.6 million and $19.1 million for the same periods in 2019. The decrease between the three-month periods ended September 30, 2020 and 2019 was primarily attributable to a $2.5 million decrease in development costs from the completion of the PAC203 dosing clinical trial in 2019, a $0.5 million decrease in regulatory costs, a $0.3 million decrease in the PIX306 clinical trial close-out in 2019 as well as a $0.1 million decrease in unallocated operating expenses, offset by a $1.3 million increase and a $1.5 million increase in development costs related to the PACIFICA Phase 3 trial and the PRE-VENT Phase 3 trial, respectively. The decrease between the nine-month periods ended September 30, 2020 and 2019 was primarily attributable to a $7.7 million decrease in development costs from the completion of the PAC203 dosing clinical trial in 2019, a $1.8 million decrease in regulatory and consulting costs, a $1.2 million decrease in the PIX306 clinical trial close-out in 2019, as well as a $0.3 million decrease in unallocated operating expenses, offset by a $5.7 million increase and a $2.7 million increase in development costs related to the PACIFICA Phase 3 trial and the PRE-VENT Phase 3 trial, respectively.

General and administrative expenses. General and administrative expenses were $4.1 million and $12.3 million for the three and nine months ended September 30, 2020, respectively, compared to $4.4 million and $14.7 million for the same periods in 2019. The decrease between the three-month periods ended September 30, 2020 and 2019 was primarily attributable to a $0.2 million decrease in professional services and a $0.1 million decrease in travel expenses. The decrease between the nine-month periods ended September 30, 2020 and 2019 was primarily attributable to a $1.2 million decrease in professional services, a $0.5 million decrease in travel and other expenses and a $0.4 million decrease in tax expenses, as well as a $0.3 million decrease in personnel costs.

Restructuring expenses. In December 2018, we announced a plan to reduce our workforce in order to improve efficiencies, reduce costs within the organization and preserve capital for pacritinib development. For the nine months ended

September 30, 2019, we recorded $0.8 million of restructuring expenses related to employee separation costs. There were no such restructuring expenses for the three months ended September 30, 2019 or the three and nine months ended September 30, 2020, as we fully recognized the restructuring expenses during the first quarter of 2019.

Other operating expenses. Other operating expense of $4.2 million for the nine months ended September 30, 2020 relates to provisions for our Italian VAT receivables and deposit. See Part 1, Item 1, Note 1. Description of Business and Summary of Significant Accounting Policies - Italian Value Added Tax Receivable for further details. There was no such expense for the three months ended September 30, 2020 or for the three and nine months ended September 30, 2019.

Non-operating income and expenses

Interest income. Interest income was $25,000 and $0.2 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $1.0 million for the comparable periods in 2019. Interest income was primarily related to our short-term investments and cash equivalent securities. The change was primarily related to decreases in short-term investments and interest rates for the three and nine months ended September 30, 2020 as compared to the same periods in 2019.

Interest expense. Interest expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.8 million for the comparable periods in 2019. Interest expense was related to our secured term loan. The change between periods primarily relates to a lower average loan principal balance outstanding as well as a lower average interest rate during the three and nine months ended September 30, 2020 as compared to the same periods in 2019.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.1 million and $0.4 million for each of the three and nine months ended September 30, 2020 and 2019, respectively, was related to our secured term loan.

Loss on dissolution of majority-owned subsidiary. A loss of $3.8 million for the nine months ended September 30, 2020 was related to a loss recognized upon dissolution of our majority-owned subsidiary, Aequus Biopharma, Inc. in June 2020. There was no such expense for the three months ended September 30, 2020 or three and nine months ended September 30, 2019. See Part 1, Item 1, Note 5. Related Party Transactions for further details.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from the sales and the issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of September 30, 2020, we had $57.4 million in cash, cash equivalents and short-term investments.

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

Loan Agreement. In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, which agreement was amended in May 2018, the proceeds of which were partially used to repay in full all outstanding indebtedness under our Loan and Security Agreement, dated March 26, 2013, as amended, with Hercules Technology Growth Capital, Inc., or Hercules (and certain of its affiliates). As of September 30, 2020, we had an outstanding principal balance under our secured term loan agreement of $6.2 million. We are required to pay interest plus principal payments in the approximate amount of $0.5 million per month until November 1, 2021, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities increased to $31.4 million during the nine months ended September 30, 2020 compared to $16.3 million for the same period in 2019. The increase was primarily due to revenue generated in 2019 and the 2019 collection of 2018 receivables from license and development services arrangements. During the nine months ended September 30, 2019, we received €3.0 million (or $3.3 million using the currency exchange rate as of the date of cash receipt) relating to the attainment of a regulatory milestone in November 2018 under the Restated Agreement with Servier and also collected $10.0 million from Teva relating to the December 2018 achievement of a worldwide net sales milestone of TRISENOX. These cash receipts in 2019 were partially offset by a decrease in payments for operating expenses in 2020 when compared to 2019.

Net cash (used in) provided by investing activities. Net cash used in investing activities was $9.6 million during the nine months ended September 30, 2020, and net cash provided by investing activities was $18.9 million during the nine months ended September 30, 2019. The change was primarily due to the amounts of short-term investments purchased and matured between periods.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $55.1 million during the nine months ended September 30, 2020, and net cash used in financing activities was $4.0 million during the nine months ended September 30, 2019. The change was primarily attributable to the net proceeds from the completion of our rights offering in March 2020.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. We currently have no commitments for additional financing to fund the development and commercial launch of pacritinib, and we may need to seek additional funding. The development and commercialization of a major product candidate like pacritinib without a collaborative partner will require a substantial amount of our time and financial resources, and as a result, we could experience a decrease in our liquidity and a new demand on our capital resources. For additional information relating to the Pacritinib License Agreement, see Part I, Item 1, “Business – License Agreements – Baxalta” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that, as of the date of the filing of this Quarterly Report on Form 10-Q, our present financial resources will only be sufficient to fund our operations into the fourth quarter of 2021. This raises substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the fourth quarter of 2021 and to continue as a going concern thereafter. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. Further, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib have increased. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of September 30, 2020, our available cash, cash equivalents and short-term investments totaled $57.4 million, and we had an outstanding principal balance under our secured term loan agreement of $6.2 million.

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

Capital Requirements

We will need to acquire additional funds in order to develop our business and continue the development of pacritinib. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and/or reduce our general and administrative expenses, be unable to attract and retain highly qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Our future capital requirements will depend on many factors, including:

•disruptions or other delays to our business and clinical trials resulting from the ongoing worldwide COVID-19 pandemic;

•developments in and expenses associated with our research and development activities;

•changes in manufacturing;

•our clinical development plans and any changes that we may initiate or that may be requested by the FDA or other regulators;

•regulatory approval developments;

•our ability to generate sales of any approved product;

•our ability to execute appropriate collaborations for development and commercialization activities;

•our ability to reach milestones triggering payments under certain of our contractual arrangements;

•acquisitions of compounds or other assets;

•litigation and other disputes;

•competitive market developments; and

•other unplanned business developments.

LICENSE AGREEMENTS AND MILESTONE ACTIVITIES

For information regarding our license agreements and milestone activities, please see Part I, Item 1, “Business – License Agreements” of our Annual Report on Form 10-K for the year ended December 31, 2019.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the preparation of our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates discussed therein.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Risks Related to Our Business:

•We expect to continue to incur net losses, and we may never achieve profitability.

•Our prospects are dependent on the successful development, regulatory approval and commercialization of pacritinib and we may be unsuccessful in such efforts.

•Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 global pandemic.

•We face direct and intense competition from our competitors in the biotechnology and pharmaceutical industries, and we may not compete successfully against them.

•Even if pacritinib or other compounds we may develop are successful in clinical trials and receive regulatory approvals, we or our collaboration partners may not be able to successfully commercialize them.

•Pacritinib or other compounds we may develop may cause undesirable side effects or have other properties that could halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

•We will need to raise additional funds to operate our business, but additional funds may not be available on acceptable terms, or at all.

•We are dependent on third-party service providers for a number of critical operational activities.

Risks Related to the Development, Clinical Testing and Regulatory Approval of Our Product Candidates

•The regulatory approval process for pacritinib has been subject to delay and uncertainty associated with clinical holds. Registration of clinical trials for pacritinib could be subject to further delay or we could be prevented from further studying pacritinib or seeking its commercialization.

•From time to time we may amend the clinical protocols for our product candidates, a process that requires review and approval by several bodies. These protocol amendments may not be accepted by the review bodies in the form submitted, or at all.

•If development and commercialization collaborations we enter into are not successful, or if we are unable to enter into additional collaborations, we may not be able to effectively develop and/or commercialize our compounds, which could have a material adverse effect on our business.

•If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

•We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well-designed.

•If we are unable to expedite the regulatory approval process for pacritinib in our clinical trials, we may be required to pursue strategic alternatives for the development of pacritinib and/or our company.

•We or any collaboration partners we may work with may not obtain or maintain the regulatory approvals required to develop or commercialize pacritinib or any other compounds we may develop in the future, which could have a material adverse effect on our business.

•The pharmaceutical business is subject to increasing government price controls and other restrictions on pricing, reimbursement and access to drugs, which could adversely affect our future revenues and profitability.

Risks Related to Our Intellectual Property

•If any of our license agreements for intellectual property underlying our product candidates are terminated, we may lose the right to develop or market that product candidate.

•We hold rights under numerous patents that we have acquired or licensed or that protect inventions originating from our research and development, and the expiration of any of these patents would enable our competitors to use the inventions that are the subject of such patents in competition with us.

•We may be unable to obtain or protect our intellectual property rights and we may be liable for infringing upon the intellectual property rights of others, which may cause us to engage in costly litigation and, if unsuccessful, could cause us to pay substantial damages and prohibit us from selling our products.

Risks Related to Our Common Stock

•The market price of shares of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our securities to sudden decreases.

•We may not be able to maintain our listing on the Nasdaq Capital Market, or the Nasdaq, or trading on the Nasdaq may otherwise be halted or suspended, which may make it more difficult for investors to sell shares of our common stock and consequently may negatively impact the price of our common stock.

•Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common stock to fall.

Risks Related to Our Business

We expect to continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of September 30, 2020, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

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

We have limited experience with many of the activities listed above and may not be successful in developing or commercializing product candidates. Development of drug candidates is expensive, uncertain and time-consuming, and we do not know if our efforts will lead to any drug candidates that can be successfully developed and marketed. Of the compounds that we identify as potential drug products or that we may in-license from other companies, only a few, if any, are likely to lead to successful drug development programs and commercialized drug products.

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

Our business has been adversely affected and may continue to be adversely affected by the effects of health epidemics, including the ongoing worldwide COVID-19 pandemic, in regions where we have clinical trial sites or other business operations and has resulted in and may continue to result in significant disruptions to our clinical trials. On January 30, 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of novel coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO declared the coronavirus outbreak a pandemic, which virus has spread throughout the world, including to geographies where we are conducting the PACIFICA Phase 3 trial and the PRE-VENT Phase 3 trial. Further, the President of the United States declared the COVID-19 pandemic a national emergency. Similarly, numerous states have declared a state of emergency related to the spread of COVID-19 and/or issued executive orders directing all individuals living in their respective states to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. These states and others have repeated and may continue to repeat these mitigation steps in the future. The spread of this pandemic has caused significant volatility and uncertainty in U.S. and international markets. This has resulted in an economic downturn and may disrupt our business and delay our clinical trials and timelines.

Quarantines, shelter-in-place and similar government orders have been enacted in each of the geographies in which we are conducting our clinical trials and such orders, shutdowns or other restrictions on the conduct of business operations could continue to remain in place for extended periods of time or subsequently reinstated, thereby further affecting our clinical trials. The patient populations that are eligible for our clinical trials are immune-compromised and are at higher risk for becoming infected with COVID-19. As COVID-19 affects the parts of the world where we are conducting our clinical trials, and the patients involved with these clinical trials become infected with COVID-19, we may have more adverse events and deaths in our clinical trials as a result.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically, if we are successful in bringing pacritinib to market for indications such as MF, AML, MDS, CMML, or CLL, pacritinib may face competition from the currently approved JAK1/JAK2 inhibitors, Jakafi® / Jakavi® (ruxolitinib) and Inrebic® (fedratinib). In August 2019, Celgene (which was subsequently acquired by Bristol-Myers Squibb) announced FDA approval of Inrebic® for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis. Pacritinib may also face competition from momelotinib, which Sierra Oncology acquired from Gilead. In June 2019, Sierra Oncology announced that momelotinib was granted fast track designation by the FDA and launched a Phase 3 clinical trial in November 2019. In addition, if we are successful in bringing pacritinib to market as a treatment to prevent progression to acute respiratory distress syndrome, or ARDS, and medical ventilation, we expect to face competition from numerous other companies that are currently pursuing clinical development programs for COVID-19 and related conditions.

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

If we are unable to adequately prepare the market for the potential future commercialization of a product, we may not be able to generate product revenue once marketing authorization is obtained. We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities, enter into agreements with third parties to market and sell our product candidates or secure adequate payer reimbursement and coverage, we may not be able to generate product revenue.

We currently have limited commercialization expertise, including sales, marketing or distribution capabilities. Advancing pacritinib through Phase 3 development and regulatory approval will require us to begin commercialization preparation activities and incur related expenses before we obtain final trial results and know whether PACIFICA or PRE-VENT will support regulatory approval. These activities will include, among other things, the development of an in-house marketing organization and sales force, a market access and payor reimbursement strategy and a distribution function, which will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel. If we are unable to adequately prepare the market for the potential future commercialization of pacritinib, we may not be able to generate product revenue once marketing authorization is obtained.

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

We have substantial operating expenses associated with the development of pacritinib, and we have significant contractual payment obligations. We have incurred net operating losses every year since our formation. As of September 30, 2020, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses for the foreseeable future. Our available cash, cash equivalents and short-term investments were $57.4 million as of September 30, 2020. In March 2020, we received approximately $59.1 million in net proceeds from our rights offering. However, we believe that our present financial resources will only be sufficient to fund our operations into the fourth quarter of 2021. This raises substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the fourth quarter of 2021 and to continue as a going concern thereafter. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. Uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the price of our common stock, which could negatively impact our ability to raise sufficient funds to continue development of pacritinib and continue as a going concern. In addition, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities, including regulatory approval developments, our ability to consummate appropriate collaborations for development and commercialization activities, our ability to reach milestones triggering payments under applicable contractual arrangements, receive the associated payments, litigation and other disputes, competitive market developments and other unplanned expenses or business developments such as our new PRE-VENT clinical trial may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may, from time to time, disclose, may fail.

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

On April 14, 2009, December 21, 2009 and June 25, 2010, the ITA issued notices of assessment to CTI (Europe) based on the ITA’s audit of CTI (Europe)’s VAT returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI

(Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.8 million and €0.9 million, respectively. While we are defending ourselves against the assessments both on procedural grounds and on the merits of the case, there can be no assurances that we will be successful in such defense. The 2005 VAT assessment was decided in favor of the Company by the Italian Supreme Court, with no further potential liabilities for the Company. Further information pertaining to these cases can be found in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements, Note 6. Contingencies" and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €4.3 million, or approximately $5.0 million converted using the currency exchange rate as of September 30, 2020, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. See Part I, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 6. Contingencies" regarding the regulatory matters and legal claims in which we are currently involved. Additionally, we were previously required to supply documents in response to a subpoena from the SEC in connection with an investigation into potential federal securities law violations; however, in August 2018, the SEC staff sent a letter stating that it had concluded its investigation of us, and, based on information it had as of that date, it did not intend to recommend an enforcement action against us. Litigation and regulatory proceedings are subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages and penalties or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. If an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

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

If we engage in significant cross-border activities, we will be subject to risks related to international operations, including:

•different regulatory requirements for initiating clinical trials and maintaining approval of drugs in foreign countries and multiple, differing and changing tax laws and regulations;

•reduced protection for intellectual property rights in certain countries;

•unexpected changes in tariffs, trade barriers and regulatory requirements;

•economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;

•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations of doing business in another country;

•workforce uncertainty in countries where labor unrest is more common than in North America;

•likelihood of potential or actual violations of domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of operations in foreign jurisdictions;

•tighter restrictions on privacy, data protection, and the collection and use of data, including genetic material, may apply in jurisdictions outside of North America; and

•business interruptions resulting from global health epidemics, including the COVID-19 pandemic, geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

Further, in the EMA’s initial assessment report regarding our original MAA, the CHMP determined that the current application was not approvable because of major objections in the areas of efficacy, safety (hematological and cardiovascular toxicity) and the overall risk-benefit profile of pacritinib. After the filing of the original MAA, data from the second phase 3 trial of pacritinib, PERSIST-2, were reported. Following discussions with the EMA about how PERSIST-2 data might address the major objections and how to integrate the data into the current application, we withdrew the original MAA, and submitted a new application for the treatment of patients with myelofibrosis who have thrombocytopenia (platelet counts less than 100,000 per microliter). The new MAA was validated by the EMA in July 2017; however, we withdrew the MAA in February 2019 following interactions with CHMP, during which we learned that CHMP was likely to formally adopt a negative opinion in its evaluation of the application. CHMP indicated that the risk-benefit profile for pacritinib for the intended indication has not been sufficiently established with the clinical data available to date. For additional information regarding the status of our clinical development efforts, see Part I, Item 2. "Overview".

Finally, in April 2020 we announced the initiation of PRE-VENT, a Phase 3 trial evaluating pacritinib in hospitalized patients with severe COVID-19. Patients with severe COVID-19 are at a high risk for complications from the disease, and the risk for serious adverse events, including those which may be unrelated to pacritinib, in this patient population is high and could have a negative impact on the safety profile of pacritinib, which could cause delays or impair our ability to obtain regulatory approval for pacritinib.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including that we often face lengthy preparatory periods prior to the activation of clinical trial sites, the patient populations that are eligible for our clinical trials are small and unique and we must comply with specific regulatory requirements and timelines in each country in which we conduct our clinical trials. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including, but not limited to:

•the number and size of clinical trials for other product candidates in the same therapeutic area that are currently in clinical development, and our ability to compete with such trials for patients and clinical trial sites;

•the patient eligibility criteria defined in the protocols;

•the size of the specific patient populations such as those whose have low platelet counts, if required, or other defined subsets of a larger patient population;

•the risk that disease progression will result in death or clinical deterioration before the patient can enroll in clinical trials or before sufficient data has been collected such that the patient contributes no meaningful information for the clinical trial in which the patient is enrolled;

•the proximity and availability of clinical trial sites for prospective patients;

•the design of the trials, including the inclusion of a placebo or comparator arm in a trial;

•our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•our ability to obtain and maintain patient consents; and

•the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with GCPs or other applicable foreign regulatory authority guidelines. Clinical trials are subject to oversight by the FDA, foreign regulatory authorities and IRBs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMPs. Clinical trial data may be rejected by the FDA or foreign regulatory authorities or clinical trials may be suspended by the FDA, foreign regulatory authorities, or us for various reasons, including, but not limited to:

•deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols or to obtain or maintain clinical trial data in accordance with applicable regulatory requirements;

•deficiencies in the clinical trial operations or trial sites;

•the product candidate may have unforeseen adverse side effects;

•deficiencies in the trial designs necessary to demonstrate efficacy;

•fatalities or other adverse events arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments;

•the product candidates may not appear to be more effective than current therapies;

•the quality or stability of the product candidates may fall below acceptable standards; or

•failure to adequately demonstrate study conduct oversight, ensure data integrity, and that clinical study sites complied with the principles of GCPs.

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

As described above, in early October 2019, we received correspondence from the FDA asking us to consider incorporating change in TSS at week 24 as a co-primary endpoint for the PACIFICA Phase 3 trial. In January 2020, we reached agreement on an accelerated approval pathway for pacritinib. In March 2020, we submitted an amended PACIFICA pivotal Phase 3 trial protocol to allow for the primary analysis of SVR rates on the first 168 patients, with an end-of-study analysis of TSS and OS following the full enrollment of 348 patients. The Phase 3 trial protocol provided that if the primary endpoint of SVR was met following the planned review of data from the first 168 patients, we would submit an NDA under the FDA’s regulations for the Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses, 21 C.F.R. subpart H, subject to review of all available efficacy and safety data. In September 2020, we reached an agreement with the U.S. Food and Drug Administration, or FDA, to submit a New Drug Application, or NDA, for the potential accelerated approval of pacritinib as a treatment for myelofibrosis patients with severe thrombocytopenia, and in October 2020 we commenced our rolling NDA submission. The NDA is based on the available data from our completed Phase 3 PERSIST-1 and PERSIST-2 trials and the Phase 2 PAC203 dose-ranging trial. Completion of the NDA submission is anticipated in the first quarter of 2021.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On May 11, 2020, the FDA announced updates on surveillance inspections during COVID-19 and that it will continue to utilize and implement additional alternative inspection tools and approaches while postponing domestic and foreign routine surveillance inspections as local, national and international conditions warrant. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The GDPR became effective in May of 2018. The GDPR imposes stringent operational requirements for processors and controllers of personal data. Among other things, the GDPR requires detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. If our privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices, and/or enforcement actions requiring us to change the way we use personal data and/or fines. Although the GDPR is intended to provide for a high level of harmonization across the European Union, Member States may still implement certain variations, and data protection authorities may enforce the GDPR and national laws differently, which adds to the complexity of processing personal data in the European Union.

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

The GDPR and other laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, has resulted in certain changes to our business practices, such as additional consideration given to the GDPR and other relevant data protection laws in setting up data protection agreements with suppliers and clinical trial agreements and informed consent forms with individuals. Additionally, we rely on the use of standard contractual clauses approved by the European Commission in order to transfer personal data from the European Union to the United States. These standard contractual clauses are subject to legal challenge in the European Union, and it is possible that they will be invalidated or modified. In such event, we could need to implement alternative measures to transfer personal data from the European Union to the United States, which we may be unable to do in a commercially reasonable manner or at all.

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

Also, regulatory exclusivity tied to the protection of clinical data may be complementary to patent protection. During a period of regulatory exclusivity, competitors generally may not use the original applicant’s data as the basis for a generic application. In the United States, the data protection generally runs for five years from first marketing approval of a new chemical entity, extended to seven years for an orphan drug indication. Pacritinib was granted orphan drug designation for myelofibrosis in the United States on March 13, 2008 and in the European Union on August 25, 2010.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended November 3, 2020, our stock price ranged from a low of $0.62 to a high of $3.68. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have an impact, which, depending on the circumstances, could be significant, on the market price and marketability of our securities include:

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

At our 2020 annual meeting of stockholders, we sought and received approval of an amendment to our certificate of incorporation to increase the total number of authorized shares and the total number of authorized shares of our common stock by 35 million shares from 131,500,000 shares to 166,500,000 shares and we may seek approval to increase the number of authorized shares again in the future. We proposed the increase in authorized shares due to the fact that we anticipate the need to issue additional shares of common stock in the future in connection with one or more of the following:

•financing transactions, such as public or private offerings of common stock or derivative securities;

•our equity incentive plans and employee stock purchase plan;

•debt, warrant or other equity restructuring or refinancing transactions, such as debt or warrant exchanges or offerings of new convertible debt or modifications to existing securities, or as payments of interest on debt securities;

•acquisitions, strategic partnerships, collaborations, joint ventures, restructurings, divestitures, business combinations and strategic investments;

•corporate transactions, such as stock splits or stock dividends; and

•other corporate purposes that have not yet been identified.

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

As of September 30, 2020, options to purchase 15,570,929 shares of our common stock with a weighted-average exercise price of $2.07 per share were outstanding. The exercise of any of these options would result in dilution to current stockholders. Further, because we will need to raise additional capital to fund our operations and clinical development programs, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common stock under our share-based compensation plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

10.1*	CTI BioPharma Corp. 2017 Equity Incentive Plan Stock Option Agreement.				Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).

* Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: November 10, 2020	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: November 10, 2020	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer