Form 10-K
period 2020-12-31
CTI BIOPHARMA CORP
filed 2021-03-17
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-28386
CTI BIOPHARMA CORP.
(Exact name of registrant as specified in its charter)

Delaware	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3101 Western Avenue
Suite 800
Seattle
Washington	98121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 282-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CTIC	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $77.3 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of March 10, 2021 was 76,687,332.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders, or the 2021 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. We expect to file the 2021 Proxy Statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•our ability to advance product candidates, including pacritinib and any other product candidates we may develop in the future, into, and the successful completion of, clinical trials;
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
•developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•those risk factors identified in this Annual Report on Form 10-K under the heading Risk Factors and in other filings we periodically make with the U.S. Securities and Exchange Commission, or the SEC.

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

Pacritinib is an investigational oral kinase inhibitor with specificity for JAK2, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, prevention of graft versus host disease, or GvHD, and chronic lymphocytic leukemia, or CLL, due to its inhibition of JAK2, IRAK1, FLT3 and CSF1R. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

Our Strategy

Our objective is to become a leader in the acquisition, development and commercialization of novel therapeutics for the treatment of blood-related cancers. The key elements of our strategy to achieve these objectives are to:

•Develop Pacritinib in Myelofibrosis. We intend to develop and commercialize pacritinib for adult patients with myelofibrosis.

•Evaluate Strategic Product Collaborations to Accelerate Development and Commercialization. Where we believe it may be beneficial, we intend to evaluate additional collaborations to broaden and accelerate clinical trial development and potential commercialization of our product candidates. Collaborations have the potential to generate non-equity based operating capital, supplement our own internal expertise and provide us with access to the marketing, sales and distribution capabilities of our collaborators in specific territories.

•Identify and Acquire Additional Pipeline Opportunities. Historically, we have built our candidate pipeline using multiple approaches, including through licensing and acquiring assets that we believe were initially undervalued opportunities. We plan to continue to seek out additional product candidates in an opportunistic manner.

Product and Development Portfolio

The following table summarizes our current product and development portfolio as of the date of this report:

Program	*Indication*	*Phase 1*	*Phase 2*	*Phase 3*	*Approved*
Pacritinib	**PACIFICA** **Myelofibrosis, severe thrombocytopenia (enrolling)**				
	PRE-VENT **Severe COVID-19 (enrolling)**				
	PAC203 High risk myelofibrosis, second-line therapy				
	PERSIST-2 Myelofibrosis (platelets ≤100,000/µL)				
	PERSIST-1 Myelofibrosis (all platelet counts)

Oncology Market Overview and Opportunity

According to the American Cancer Society, or ACS, cancer is the second leading cause of death in the United States, resulting in more than 600,000 deaths annually, or more than 1,600 deaths per day. Approximately 1.9 million new cases of cancer are expected to be diagnosed in 2021 in the United States. While the exact prevalence of myelofibrosis is uncertain, a U.S. study presented at the 2012 American Society of Hematology reported a prevalence rate of 5.7 myelofibrosis cases per 100,000 people, indicating that there are approximately 17,000 myelofibrosis patients in the United States. The most commonly used methods for treating patients with cancer are surgery, radiation and chemotherapy. Patients usually receive a combination of these treatments depending upon the type and extent of their disease.

We believe our expertise in blood-related cancers, together with our ability to identify unique therapies that address unmet medical needs that are potentially less toxic and more effective at treating and curing patients, may fill a significant unmet medical need for cancer patients.

Pacritinib

Overview

Pacritinib is an investigational oral kinase inhibitor with specificity for JAK2, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, prevention of graft versus host disease, or GvHD, and chronic lymphocytic leukemia, or CLL, due to its inhibition of JAK2, IRAK1, FLT3 and CSF1R. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

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

PERSIST-1 and PERSIST-2 Trials

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

The PERSIST-2 trial was a randomized (2:1), open-label, multi-center registration-directed Phase 3 trial evaluating pacritinib compared to BAT, including the approved JAK inhibitor dosed according to product label, for patients with myelofibrosis whose platelet counts are less than or equal to 100,000 per microliter (≤100,000/µL). The PERSIST-2 trial met one of the co-primary endpoints showing a statistically significant SVR in patients treated with pacritinib combining the once- and twice-daily arms compared to BAT. The PERSIST-2 trial did not meet the other co-primary endpoint of greater than 50 percent reduction in TSS. Although secondary objectives could not be evaluated formally due to the study not achieving one of the primary objectives, when the two pacritinib dosing arms were evaluated separately versus BAT, pacritinib given twice daily showed a higher percent of SVR and TSS responses compared to BAT; whereas, pacritinib given once daily showed only a higher percent SVR responses compared to BAT. The most common treatment-emergent adverse events, occurring in 20 percent or more of patients treated with pacritinib within 24 weeks, of any grade, were gastrointestinal (generally manageable diarrhea, nausea and vomiting) and hematologic (anemia and thrombocytopenia) and were generally less frequent for BID versus QD administration. The most common serious treatment-emergent adverse events (incidence of ≥5 percent reported in any treatment arm irrespective of grade) were anemia, thrombocytopenia, pneumonia and acute renal failure none of which exceeded 8 percent individually in any arm.

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

PAC203 Trial

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

In December 2019, we announced top-line efficacy and safety data for the PAC203 trial. Pacritinib was shown to be generally well tolerated across dosing cohorts. The majority of non-hematological adverse events were mild or moderate in severity and, with the exception of diarrhea, were considered unlikely related to pacritinib. The most common non-hematologic adverse events were gastrointestinal, including diarrhea (23.6%) and nausea (23.6%), and occurred more commonly in patients treated at 200 mg BID (31/54, 57.4%) than at lower doses (100 mg BID: 23/55, 41.8%, 100 mg QD: 22/52, 42.3%). These events were largely grade 1 or 2 in severity. Diarrhea was generally manageable with standard antidiarrheal agents, and only one patient (at 200mg BID) required drug discontinuation due to any gastrointestinal event (diarrhea).

The most common hematologic adverse events were thrombocytopenia and anemia, both occurring at higher frequencies at the 200 mg BID dose (35.2 percent and 24.1 percent respectively); this did not, however, lead to higher rates of Grade 3/4 hemorrhage at higher doses (200 mg BID: 5.6 percent; 100 mg BID: 0 percent; 100 mg QD: 7.7 percent; all Grade 3). Similarly, the highest dose saw no excess in Grade 3/4 cardiac (200 mg BID: 3.7 percent; 100 mg BID: 7.3 percent; 100 mg QD: 5.8; all grade 3). There were 10 Grade 5 (fatal) adverse events: 3 at 200 mg BID (sepsis, respiratory failure, subdural hematoma), 3 at 100 mg BID (disease progression, subdural hemorrhage, heart failure), and 4 at 100 mg QD (disease progression, general physical health deterioration, sepsis, tuberculosis).

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

PACIFICA Phase 3 Trial

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

PRE-VENT Phase 3 Trial

In April 2020, in response to the public health crisis due to the global COVID-19 pandemic, we initiated PRE-VENT, a Phase 3 trial evaluating pacritinib in hospitalized patients with severe COVID-19. PRE-VENT, a randomized, double-blind, placebo-controlled multicenter study will compare pacritinib plus Standard of Care, or SOC, versus placebo plus SOC in hospitalized patients with severe COVID-19, including those with a current or prior diagnosis of cancer. The primary endpoint of the trial will assess the proportion of patients who progress to invasive mechanical ventilation and/or extracorporeal membrane oxygenation or die by Day 28. We commenced enrollment of PRE-VENT in the second quarter of 2020 in the United States and currently anticipate the reporting of interim analysis from the PRE-VENT trial in mid-2021.

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

Development in Other Indications

In December 2014, we announced results of a preclinical analysis of kinase inhibition by pacritinib that demonstrated a unique kinome profile among agents in development for myelofibrosis and suggests potential therapeutic benefit across a broad spectrum of blood-related cancers. Pacritinib’s potent inhibition of IRAK1 and CSF1R highlight its potential therapeutic utility in other diseases, such as MDS, CLL, GvHD, autoimmune diseases and breast cancer, some of which are currently being evaluated in investigator sponsored trials, or ISTs.

In December 2020, results from an IST evaluating pacritinib’s ability to prevent GvHD were presented in an oral presentation at the American Society for Hematology conference. In this study, pacritinib was administered in combination with sirolimus and tacrolimus to patients who had undergone allogeneic stem cell transplantation for hematologic malignancies, which resulted in a significant reduction in the expected acute GvHD rates in patients within the first 100 days of therapy as compared to historical data. The Phase I portion of the study identified a biologically active and safe dose of pacritinib (100 mg twice daily) for use in this indication and showed preliminary evidence of efficacy in prevention of GvHD without compromising transplant outcomes and without any new safety concerns. Enrollment in Phase II of the study is ongoing.

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

Pursuant to the Baxalta Termination Agreement, we are required to make a milestone payment to Takeda Pharmaceutical Company Limited, or Takeda, in the amount of approximately $10.3 million upon the first regulatory approval or any pricing and reimbursement approvals of a product containing pacritinib. Baxalta was acquired by Shire plc in 2016, and Shire plc was subsequently acquired by Takeda in 2019.

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

Other Agreements

We have several agreements with clinical research organizations, or CROs, third-party manufacturers and distributors that have durations of greater than one year for the development and distribution of certain of our compounds.

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

Pacritinib may face competition from the currently approved JAK1/JAK2 inhibitors, Jakafi® / Jakavi® (ruxolitinib) and Inrebic® (fedratinib). In August 2019, Celgene (which was subsequently acquired by Bristol Myers Squibb) announced FDA approval of Inrebic® for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis, and in February 2021 Bristol Myers Squibb announced the European Commission approval of Inrebic®. Pacritinib may also face competition from momelotinib, which Sierra Oncology acquired from Gilead. In June 2019, Sierra Oncology announced that momelotinib was granted fast track designation by the FDA and launched a Phase 3 clinical trial in November 2019. In addition, if we are successful in bringing pacritinib to market as a treatment to prevent progression to acute respiratory distress syndrome, or ARDS, and medical ventilation, we expect to face competition from numerous other companies that are currently pursuing clinical development programs for COVID-19 and related conditions.

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

IND Application. Human clinical trials in the United States cannot commence until an IND application is submitted and becomes effective. A company must submit preclinical testing results to the FDA as part of the IND application, and the FDA must evaluate whether there is an adequate basis for testing the drug in initial clinical studies in human volunteers. Unless the FDA raises concerns, the IND application becomes effective 30 calendar days following its receipt by the FDA. Once human clinical trials have commenced, the FDA may stop the clinical trials by placing them on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

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

A study sponsor is required to submit certain details about active clinical trials and clinical trial results to the National Institutes of Health for public posting on http://clinicaltrials.gov. Human clinical trials typically are conducted in three sequential phases, although the phases may overlap with one another:

•Phase 1 clinical trials include the initial administration of the investigational drug to humans, typically to a small group of healthy human subjects, but occasionally to a group of patients with the targeted disease or disorder. Phase 1 clinical trials generally are intended to determine the metabolism and pharmacologic actions of the drug, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
•Phase 2 clinical trials generally are controlled studies that involve a relatively small sample of the intended patient population, and are designed to develop data regarding the product’s effectiveness, to determine dose response and the optimal dose range and to gather additional information relating to safety and potential adverse effects.
•Phase 3 clinical trials are conducted after preliminary evidence of effectiveness has been obtained, and are intended to gather the additional information about safety and effectiveness necessary to evaluate the drug’s overall risk-benefit profile, and to provide a basis for physician labeling. Generally, Phase 3 clinical development programs consist of expanded, large-scale studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the drug, or the safety, purity, and potency of a biological product, at the proposed dosing regimen.

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
Data Privacy and Protection

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and implementing regulations, create requirements relating to the privacy and security of individually identifiable health information. HIPAA regulations govern the manner in which certain health information may be used and disclosed, and require the adoption of administrative, physical, and technical safeguards to protect such information. HIPAA and HITECH requirements are applicable to covered entities, which are (1) health plans, (2) health care clearinghouses, and (3) health care providers who electronically transmit certain health information. Those requirements are also applicable, in many instances, to business associates of covered entities. In some cases, depending on our business operations and contractual agreements, including through the conduct of clinical trials, we are subject to HIPPA requirements. Non-compliance with these laws and regulations can result in significant fines, penalties, damages, loss of goodwill or business opportunities, and reputational harm. There are also additional federal, state, and local privacy laws and regulations in the U.S. that may apply to us now or in the future and that require that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The law requires businesses collecting information about California consumers to disclose what personal information is collected about a consumer and the purposes for which that personal information is used, disclose what personal information is sold or shared for a business purpose, and to whom, and delete information or stop selling such information upon request (subject to exceptions). For additional information relating to our obligations under data privacy laws, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

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

Conduct of clinical trials in the European Union

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls. Although EU Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive, has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, EU Member States have transposed and applied the provisions of the Clinical Trials Directive in a manner that is not always uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. The European Union has, therefore, adopted Regulation (EU) No 536/2014, or the Clinical Trials Regulation. The Clinical Trials Regulation, which will replace the Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the European Union, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results. The effectiveness of the Clinical Trials Regulation has been postponed several times due to technical difficulties with the underlying IT systems that are still ongoing. Currently it is expected to become effective in December 2021.

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

Employees

As of December 31, 2020, we employed 23 individuals, 22 of whom were full-time. Our employees do not have a collective bargaining agreement. We believe our relations with our employees are good.

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

Item 1A. Risk Factors

This report contains forward-looking statements that involve risks and uncertainties. The occurrence of any of the risks described below and elsewhere in this document could materially adversely affect our business, financial condition, liquidity, operating results or prospects and the trading price of our securities. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also harm our business, financial condition, operating results and prospects and the trading price of our securities.

Risks Related to Our Business

We expect to continue to incur net losses, and we may never achieve profitability.

We were incorporated in 1991 and have incurred a net operating loss every year since our formation. As of December 31, 2020, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses. As part of our business plan, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to our compounds and ensure the procurement of manufacturing and drug supply services, the costs of which, together with projected general and administrative expenses, is expected to result in operating losses for the foreseeable future. There can be no assurances that we will ever achieve profitability.

Our prospects are dependent on the successful development, regulatory approval and commercialization of pacritinib and we may be unsuccessful in such efforts.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize pacritinib. Pacritinib is our sole product candidate in active development and has not yet received regulatory approval.

Obtaining regulatory approval requires substantial time, effort and financial resources, and without additional financing, we lack sufficient resources to pursue the development of pacritinib. We currently have no commitments or arrangements for any significant additional financing to fund the development and commercial launch of pacritinib, and we will need to seek additional funding, which may not be available or may not be available on favorable terms. We could also seek another collaborative partnership for the development and commercialization of pacritinib, which may not be available on reasonable terms or at all. If we partner pacritinib, we may have to relinquish valuable economic rights and would potentially forgo additional economic benefits that could be realized if we continued the development and commercialization activities alone. Even if pacritinib receives approval from regulatory authorities for one or more indications, we would need to incur significant expenses to support the commercialization and launch of pacritinib, which investment may never be realized if sales are insufficient.

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

Competition in the oncology market is intense and is accentuated by the rapid pace of technological and product development. We anticipate that we will face increased competition in the future as new companies enter the market. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. Specifically, if we are successful in bringing pacritinib to market for indications such as MF, AML, MDS, CMML, or CLL, pacritinib may face competition from the currently approved JAK1/JAK2 inhibitors, Jakafi® / Jakavi® (ruxolitinib) and Inrebic® (fedratinib). In August 2019, Celgene (which was subsequently acquired by Bristol Myers Squibb) announced FDA approval of Inrebic® for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis, and in February 2021 Bristol Myers Squibb announced the European Commission approval of Inrebic®. Pacritinib may also face competition from momelotinib, which Sierra Oncology acquired from Gilead. In June 2019, Sierra Oncology announced that momelotinib was granted fast track designation by the FDA and launched a Phase 3 clinical trial in November 2019. In addition, if we are successful in bringing pacritinib to market as a treatment to prevent progression to acute respiratory distress syndrome, or ARDS, and medical ventilation, we expect to face competition from numerous other companies that are currently pursuing clinical development programs for COVID-19 and related conditions.

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

The development and ongoing clinical trials for pacritinib and other compounds we may develop may not be successful and, even if they are, the resulting products may never be successfully developed into commercial products or gain market acceptance among physicians, patients, healthcare payors or the medical community. Even if we are successful in our clinical trials and in obtaining other regulatory approvals, our products may not reach or remain in the market for a number of reasons including ineffectiveness, harmful side effects, difficulty in scaling manufacturing, political and legislative changes, or competition from other existing or future alternatives. In addition, we currently have limited commercialization expertise, including sales, marketing or distribution capabilities. Advancing pacritinib through Phase 3 development and regulatory approval will require us to begin commercialization preparation activities and incur related expenses before we obtain final trial results and know whether PACIFICA or PRE-VENT will support regulatory approval. If we are unable to adequately prepare the market for the potential future commercialization of pacritinib, we may not be able to generate product revenue once marketing authorization is obtained.

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

It is possible that the FDA or foreign regulatory authorities may not agree with our assessment of the safety profile of pacritinib or other compounds we may develop in the future. Undesirable side effects caused by pacritinib could cause us, institutional review boards, our CROs, the FDA or foreign regulatory authorities to interrupt, delay or discontinue development and could result in a clinical hold on any clinical trial, or the denial of regulatory approval by the FDA or foreign regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing pacritinib and generating revenues from its sale. In addition, if pacritinib or other compounds we may develop in the future cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result.

We will need to raise additional funds to operate our business, but additional funds may not be available on acceptable terms, or at all. Any inability to raise required capital when needed could harm our liquidity, financial condition, business, operating results and prospects.

We have substantial operating expenses associated with the development of pacritinib, and we have significant contractual payment obligations. In addition, we believe that our present financial resources will only be sufficient to fund our operations into the second quarter of 2021. This raises substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the second quarter of 2021 and to continue as a going concern thereafter. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our assessment. Uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the price of our common stock, which could negatively impact our ability to raise sufficient funds for the development and commercialization of pacritinib and continue as a going concern. In addition, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our clinical trials and other research and development activities may consume capital resources earlier than planned. Due to these and other factors, any forecast for the period for which we will have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may disclose, may fail.

We will need to acquire additional funds in order to develop our business, continue the development and prepare for the potential commercialization of pacritinib. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, our ability to raise capital is subject to a number of risks, uncertainties, constraints and consequences.

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

In addition, we depend on medical institutions and CROs (together with their respective agents) to conduct clinical trials and associated activities in compliance with Good Clinical Practices, or GCP, and in accordance with our timelines, expectations and requirements. To the extent any such third parties are delayed in achieving or fail to meet our clinical trial enrollment expectations, fail to conduct our trials in accordance with GCP or study protocol or otherwise take actions outside of our control or without our consent, our business may be harmed. Furthermore, we conduct clinical trials in foreign countries, subjecting us to additional risks and challenges, including as a result of the engagement of foreign medical institutions and foreign CROs, who may be less experienced with regard to regulatory matters applicable to us and may have different standards of medical care.

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

Borrowings under this loan and security agreement are secured by substantially all of our assets except intellectual property and subject to certain other exceptions. The loan and security agreement restricts our ability to take various actions, and we are required under our loan agreement and security agreement to comply with various affirmative covenants, which may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these restrictions or covenants could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

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

Further information pertaining to these cases can be found in Part II, Item 8, "Notes to Consolidated Financial Statements, Note 14. Commitments and Contingencies" and is incorporated by reference herein. If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay to the ITA an amount up to €4.3 million, or approximately $5.3 million converted using the currency exchange rate as of December 31, 2020, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment.

We are currently subject to certain regulatory and legal proceedings, and may in the future be subject to additional proceedings and/or allegations of wrong-doing, which could harm our financial condition and operating results.

We are currently, and may in the future be, subject to regulatory matters and legal claims, including possible securities, derivative, consumer protection and other types of proceedings pursued by individuals, entities or regulatory bodies. See Part II, Item 8, "Notes to Consolidated Financial Statements - Note 14. Commitments and Contingencies " regarding the regulatory matters and legal claims in which we are currently involved. Litigation and regulatory proceedings are subject to inherent uncertainties, and we have had and may in the future have unfavorable rulings and settlements. Adverse outcomes may result in significant monetary damages and penalties or injunctive relief against us. It is possible that our financial condition and operating results could be harmed in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. If an unfavorable ruling were to occur in any of the legal proceedings we are or may be subject to, our business, financial condition, operating results and prospects could be harmed. The ultimate outcome of litigation and other claims is subject to inherent uncertainties, and our view of these matters may change in the future.

In addition, our insurance is subject to high deductibles and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages. In the event of negative publicity resulting from allegations of wrong-doing and/or an adverse outcome under any currently pending or future lawsuit, our business could be materially harmed.

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

If we or the third parties upon whom we depend are adversely affected by natural disasters or other events, our business continuity and disaster recovery plans may not adequately protect us from such interruptions.

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

Risks Related to the Development, Clinical Testing and Regulatory Approval of Our Product Candidates

The regulatory approval process for pacritinib has been subject to delay and uncertainty. While the dose-exploration trial for pacritinib has been completed, further registration of clinical trials for pacritinib could be subject to further delay or we could be prevented from further studying pacritinib or seeking its commercialization, which could have a material adverse effect on our business.

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

Additionally, in July 2019 we announced an expanded access program, or EAP, for pacritinib for patients in the PAC203 Phase 2 trial. Patients who receive access to unapproved drugs through compassionate use or EAPs have life-threatening illnesses and generally have exhausted all other available therapies. In April 2020 we announced the initiation of PRE-VENT, a Phase 3 trial evaluating pacritinib in hospitalized patients with severe COVID-19.The risk for serious adverse events, including those which may be unrelated to pacritinib, in these patient populations is high and could have a negative impact on the safety profile of pacritinib, which could cause significant delays or impair our ability to obtain regulatory approval for pacritinib.

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

We may amend the clinical protocols for our product candidates. The protocol amendment process requires review and approval by several review bodies, who may not accept the amendments in the form submitted, or at all, which may delay our planned enhancements to the clinical development program and/or limit or change the type of information we may gather from our studies.

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

Compounds that appear promising in research and development may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, and top-line or preliminary clinical trial data reports may ultimately differ from actual results, which could have a material adverse effect on our business.

Compounds that appear promising in research and development may fail to reach later stages of development.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Additionally, our clinical trials compete with other clinical trials for similar product candidates. This competition reduces the number and types of patients and qualified clinical investigators available to us. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. We may also encounter difficulties finding a clinical trial site at which to conduct our trials. Moreover, because our product candidates are experimental, potential patients and their doctors may be inclined to use conventional therapies rather than enroll patients in any one of our clinical trials.

Delays in patient enrollment may result in increased costs or affect the timing or outcome of our planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of pacritinib or other compounds we may develop.

We may be required to suspend, repeat or terminate clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well-designed.

Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with GCPs or other applicable foreign regulatory authority guidelines. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMPs. Clinical trial data may be rejected by the FDA or foreign regulatory authorities or clinical trials may be suspended by the FDA, foreign regulatory authorities, or us for various reasons.

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

The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. A surrogate endpoint under an accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. Even if a product candidate is granted accelerated approval based on a surrogate endpoint, such accelerated approval is contingent on the sponsor’s agreement to conduct one or more post-approval confirmatory trials that demonstrate a clinical benefit. Moreover, the FDA may withdraw approval of a product candidate or indication approved under the accelerated approval pathway for a variety of reasons.

In January 2020, we reached agreement on an accelerated approval pathway for pacritinib and in September 2020, we reached an agreement with the U.S. Food and Drug Administration, or FDA, to submit a New Drug Application, or NDA, for the potential accelerated approval of pacritinib as a treatment for myelofibrosis patients with severe thrombocytopenia. In October 2020, we commenced our rolling NDA submission. The NDA is based on the available data from our completed Phase 3 PERSIST-1 and PERSIST-2 trials and the Phase 2 PAC203 dose-ranging trial. Completion of the NDA submission is anticipated in the first quarter of 2021.

We or any collaboration partners we may work with may not obtain or maintain the regulatory approvals required to develop or commercialize pacritinib or any other compounds we may develop in the future, which could have a material adverse effect on our business.

We are subject to rigorous and extensive regulation by the FDA in the United States and by comparable agencies in other jurisdictions, including the EMA in the European Union. Pacritinib is currently in clinical development. Pacritinib may not be marketed in the United States until it has been approved by the FDA and may not be marketed in other jurisdictions until it has received approval from the appropriate foreign regulatory agencies, and requires development and extensive clinical investigation before submission of any regulatory application for marketing approval. Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of pacritinib or any other product candidate on a timely basis, or at all. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA and other foreign regulatory agencies can delay, limit or deny approval of a compound for many reasons. In particular, if pacritinib is not approved at all or quickly enough to provide net revenues to defray our operating expenses, our business, financial condition, operating results and prospects could be harmed.

Disruptions at government agencies could negatively affect the review of our regulatory submissions.

The ability of the FDA to review and clear or approve regulatory submissions can be affected by a variety of factors. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, medical devices, and biologics or modifications to cleared or approved drugs, medical devices, and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed certain of its manufacturing facility inspections. If a prolonged government shutdown occurs, or if global health concerns continue to impact the FDA or other regulatory authorities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Post-approval or authorization regulatory reviews and obligations often result in significant expense and marketing limitations, and any failure to satisfy such ongoing obligations could negatively affect our business.

Even if a product receives regulatory approval or authorization, as applicable, we are and will continue to be subject to numerous regulations and statutes regulating the manner of obtaining reimbursement for and selling the product. Regulatory authorities may also impose new restrictions on continued product marketing or may require the withdrawal of a product from the market if adverse events of unanticipated severity or frequency are discovered following approval.

Any other failure to comply with applicable regulations could result in warning or untitled letters from the FDA, which could negatively affect our business, financial condition, operating results or prospects.

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

We leverage various third parties to sell our products and conduct our business abroad. We, our commercial partners and our other third-party intermediaries, including collaborators and licensees, may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, collaborators, licensees and agents, even if we do not explicitly authorize such activities.

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

Our employees, collaborators and other personnel may engage in misconduct or other improper activities, which could have a material adverse impact on our business.

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

We have acquired or licensed intellectual property from third parties, including patent applications and patents relating to pacritinib. Some of our product development programs depend on our ability to maintain rights under license agreements relating to this licensed intellectual property. Each licensor of this intellectual property has the power to terminate its agreement with us if we fail to meet our obligations under that agreement. If we default under any of these agreements, we may lose our right to market and sell any products based on the intellectual property licensed under these agreements and may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Bankruptcy may result in the termination of these agreements.

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

Moreover, third parties may challenge the patents that have been issued or licensed to us. There can be no assurance that our product candidates or technologies will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements or redesign our compounds so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology and the technology exclusively licensed from any third parties. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

Furthermore, our employees may be subject to claims that we or these employees have used or disclosed trade secrets or other proprietary information of the former employers. If we are unsuccessful in our defense of such claims, in addition to paying monetary damages, we may lose the right to use valuable intellectual property rights relating to our product candidates or technologies. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if such claims against us are without merit, or if we challenge the validity of issued patents that are asserted against us, lawsuits in which such claims could be asserted or challenges could be made take significant time, may, even if resolved in our favor, be expensive and divert management attention from other business activities requiring attention. Uncertainties resulting from the initiation and continuation of any litigation relating to intellectual property could limit our ability to continue our operations.

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

The market price for securities of biopharmaceutical and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. For example, during the 12-month period ended March 10, 2021, our stock price ranged from a low of $0.62 to a high of $4.03. Fluctuations in the market price or liquidity of our common stock may harm the value of your investment in our common stock. The Nasdaq Stock Market, or the Nasdaq, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

We may not be able to maintain our listing on the Nasdaq, or trading on the Nasdaq may otherwise be halted or suspended, which may negatively impact the price of our common stock.

We have in the past and may in the future fail to comply with the Nasdaq requirements. If our common stock ceases to be listed for trading on the Nasdaq for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain a listing on the Nasdaq may constitute an event of default under our loan and security agreement and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the market price of our common stock. If we are not listed on the Nasdaq, our ability to raise capital will be adversely impacted. Additionally, for so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to file or use shelf registration statements on Form S-3 and further limit our ability to raise capital. We have relied significantly on shelf registration statements on Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need.

Future financing, strategic and other activities may require us to increase the number of authorized shares in our certificate of incorporation. An inability to secure requisite stockholder approval for such increases could materially and adversely impact our ability to fund our operations.

At our 2020 annual meeting of stockholders, we sought and received approval of an amendment to our certificate of incorporation to increase the total number of authorized shares and the total number of authorized shares of our common stock and we may seek approval to increase the number of authorized shares again in the future. Without future additional increases in the number of authorized shares, we may be constrained in our ability to raise capital when needed, and may lose important business opportunities, which could adversely affect our financial performance, growth and ability to continue our operations. Even if we obtain approval to further increase the number of authorized shares, we are required under the Nasdaq Marketplace Rules to obtain stockholder approval for certain issuances of additional equity securities. However, we might not be successful in obtaining the required stockholder approval for any future issuance that requires stockholder approval pursuant to applicable rules and regulations. If we are unable to obtain financing or our financing options are limited due to stockholder approval difficulties, such failure may harm our ability to continue operations.

Anti-takeover provisions in our charter documents, under Delaware law and in other applicable instruments could make removal of incumbent management or an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our certificate of incorporation and bylaws may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, to commence proxy contests or to effect changes in control. In addition, as a Delaware corporation, we are subject to Delaware’s anti-takeover statute, which imposes restrictions on some transactions between a corporation and certain interested stockholders. Our shareholder rights plan expired pursuant to its terms on December 2, 2018, and was not replaced; however, the Board may, subject to its fiduciary duties under applicable law, choose to implement a similar plan in the future. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances now or in the future. These provisions could also have the effect of delaying or preventing a change in control of our company.

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results, which could adversely affect our investors' confidence, our business and the trading prices of our securities.

If we fail to maintain the adequacy of our internal controls, we may be unable to provide financial information in a timely and reliable manner within the time periods required for our financial reporting under SEC rules and regulations. Internal controls over financial reporting may not prevent or detect misstatements or omissions in our financial statements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. We implemented a reduction in force in 2018, which may result in changes to our internal controls over financial reporting. The changes could relate to different employees performing internal control activities than those who have previously performed those activities or revisions to our actual control activities as we evaluate the appropriate internal control structure after our workforce reduction. A changing internal control environment increases the risk that our system of internal controls is not designed effectively or that internal control activities will not occur as designed. The occurrence of or failure to remediate a significant deficiency material weakness may adversely affect our reputation and business and the market price of shares of our common stock.

Raising additional capital could cause you to incur dilution and could cause the market price of our common stock to fall.

As of December 31, 2020, options to purchase 15,595,933 shares of our common stock with a weighted-average exercise price of $2.09 per share were outstanding. The exercise of any of these options would result in dilution to current stockholders. Further, because we will need to raise additional capital to fund our operations and clinical development programs, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common stock under our share-based compensation plans may have an adverse effect on the market price of our common stock.

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

Item 3. Legal Proceedings

Except as set forth in Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14. Commitments and Contingencies,” which is incorporated herein by reference, we are not engaged in any material legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Except as set forth below, we believe that there are no claims or actions pending against us currently, the ultimate disposition of which would have a material adverse effect on our consolidated results of operation, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded under the symbol “CTIC” on the Nasdaq Capital Market.

As of March 10, 2021, there were 109 stockholders of record of our common stock.

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

We have historically funded our operations through the sale of equity securities, funding received from our licensees and collaborators and debt financing. We do not expect to achieve or sustain profitability for the foreseeable future. We had a net loss of $52.5 million for the year ended December 31, 2020 and an accumulated deficit of $2.3 billion as of December 31, 2020, primarily from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

•maintain, protect and expand our intellectual property portfolio; and

•prepare for and execute the commercialization of pacritinib.

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

Financial Summary

Our license and contract revenues reflect the earned amount of upfront payments and milestone payments under our product collaborations. We did not have any revenue for the year ended December 31, 2020. Total revenues were $3.3 million for the year ended December 31, 2019. Loss from operations was $47.8 million and $40.7 million for the years ended December 31, 2020 and 2019, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of December 31, 2020, we had cash, cash equivalents and short-term investments of $52.5 million.

Results of Operations

Years ended December 31, 2020 and 2019

License and contract revenues. License and contract revenues are summarized as follows (in thousands):

		Years ended December 31,
		2020	2019
Servier	Development services revenue	$—	$99
	Royalty revenue	—	446
	Other revenue	—	2,800
Total		$—	$3,345

License and contract revenues for the year ended December 31, 2019 included $0.1 million of development services revenue relating to the reimbursement of certain regulatory agency costs. Other revenue for the year ended December 31, 2019 included a one-time revenue in the amount of $2.2 million recognized in connection with the Asset Purchase Agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or collectively Servier. In addition, other revenue for the year ended December 31, 2019 included $0.6 million of revenue related to transition period activities pursuant to the terms of the Termination Agreement with Servier.

Operating costs and expenses

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Years ended December 31,
	2020	2019
Compounds under development:
Pacritinib	$20,463	$16,706
PIXUVRI	—	1,290
Unallocated operating expenses	5,480	6,111
Total research and development expenses	$25,943	$24,107

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing our compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. Cumulative to date external direct costs incurred by us through December 31, 2020 were $183.4 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO). We do not anticipate incurring additional expenses related to PIXUVRI, as the Amended and Restated Exclusive License and Collaboration Agreement, or the Restated Agreement, with Servier was terminated in February 2019, and all of our rights and responsibilities for PIXUVRI were transferred and assigned globally to Servier pursuant to the Asset Purchase Agreement with Servier during the year ended December 31, 2019.

Research and development expenses increased to $25.9 million for the year ended December 31, 2020 compared to $24.1 million for the year ended December 31, 2019. The increase of $1.8 million between periods was primarily attributable to a $7.8 million increase and a $5.9 million increase in development costs related to the PACIFICA Phase 3 trial and the PRE-VENT Phase 3 trial, respectively, offset by a $8.8 million decrease in development costs from the completion of the PAC203 dosing clinical trial in 2019, a $1.3 million decrease in the PIX306 clinical trial close-out in 2019, a $1.2 million decrease in regulatory and consulting costs as well as a $0.6 million decrease in unallocated operating expenses.

General and administrative expenses. General and administrative expenses were $17.6 million for the year ended December 31, 2020 compared to $19.2 million for the year ended December 31, 2019. The decrease of $1.6 million between periods was primarily attributable to a $0.8 million decrease in travel and other expenses, a $0.4 million decrease in tax expenses and a $0.4 million decrease in personnel costs.

Restructuring expenses. In December 2018, we announced a plan to reduce our workforce in order to improve efficiencies, reduce costs within the organization and preserve capital for pacritinib development. For the year ended December

31, 2019, we recorded $0.8 million of restructuring expenses related to employee separation costs. There were no such expenses for the year ended December 31, 2020 as we fully recognized the restructuring expenses during the first quarter of 2019.

Other operating expenses. Other operating expense of $4.2 million for the year ended December 31, 2020 relates to a full provision for uncollectability of our Italian VAT receivables and deposit. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 1. Description of Business and Summary of Significant Accounting Policies - Italian Value Added Tax Receivable for further details. There was no such expense for the year ended December 31, 2019.

Non-operating income and expenses

Interest income. Interest income was $0.2 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively. Interest income was primarily related to our short-term investments and cash equivalent securities. The change was primarily due to decreases in short-term investments and interest rates for the year ended December 31, 2020 as compared to 2019.

Interest expense. Interest expense was $0.5 million and $1.0 million for the year ended December 31, 2020 and 2019, respectively. Interest expense was related to our secured term loan. The change between periods primarily relates to a lower average loan principal balance outstanding as well as a lower average interest rate during the year ended December 31, 2020 as compared to 2019.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.5 million for each of the years ended December 31, 2020 and 2019, were primarily related to our senior secured term loan.

(Loss) gain on dissolution of subsidiary. A loss of $3.8 million for the year ended December 31, 2020 was related to a loss recognized upon dissolution of our majority-owned subsidiary, Aequus Biopharma, Inc. in June 2020. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 13. Related Party Transactions for further details. A gain of $1.3 million for the year ended December 31, 2019 was related to a gain released from the cumulative foreign currency translation adjustment account upon dissolution of our foreign entity in accordance with ASC 830, Foreign Currency Matters.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations with proceeds from the sales and the issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of December 31, 2020, we had $52.5 million in cash, cash equivalents and short-term investments.

Rights offering. In March 2020, we issued 15.7 million shares of our common stock at a $1.00 per share price and 4,429 shares of our Series X Preferred Stock at a $10,000 per share price, collecting net proceeds of $59.1 million upon completion of our rights offering.

At-The-Market Equity Offering. In November 2019, we entered into an Open Market Sale Agreement℠ with Jefferies LLC to sell shares of our common stock, having aggregate sales proceeds of up to $15.0 million, from time to time, through an “at the market” equity offering program under which Jefferies acted as sales agent. In November and December 2020, we sold 2.1 million shares of our common stock for net proceeds of approximately $7.2 million after compensation to Jefferies. As discussed in Note 16. Subsequent Events to our consolidated financial statements, in January 2021 we entered into a new Open Market Sale Agreement℠ with Jefferies LLC to sell shares of our common stock having aggregate sales proceeds of up to $50.0 million, and received approximately $3.0 million in net proceeds as of the date of filing of this Annual Report on Form 10-K.

Loan Agreement. In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, which agreement was amended in May 2018, the proceeds of which were partially used to repay in full all outstanding indebtedness under our Loan and Security Agreement, dated March 26, 2013, as amended, with Hercules Technology Growth Capital, Inc., or Hercules (and certain of its affiliates). As of December 31, 2020, we had an outstanding principal balance under our secured term loan agreement of $4.9 million. We are required to pay interest plus principal payments in the approximate amount of $0.5 million per month until November 1, 2021, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or a covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities was $42.2 million during the year ended December 31, 2020 compared to $27.8 million for the same period in 2019. The increase was primarily due to revenue generated in 2019, the timing of payments and accruals and the 2019 collection of 2018 receivables from license and development services arrangements. During the year ended December 31, 2019, we received €3.0 million (or $3.3 million using the currency exchange rate as of the date of cash receipt) relating to the attainment of a regulatory milestone in November 2018 under the Restated Agreement with Servier and also collected $10.0 million from Teva relating to the December 2018 achievement of a worldwide net sales milestone of TRISENOX.

Net cash (used in) provided by investing activities. Net cash used in investing activities was $9.6 million during the year ended December 31, 2020, and net cash provided by investing activities was $28.1 million during the same period in 2019. The change was primarily due to the amounts of short-term investments matured between periods.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $61.1 million for the year ended December 31, 2020, and net cash used in financing activities was $5.6 million during the same period in 2019. The change was primarily attributable to the net proceeds from the completion of our rights offering in March 2020 and the net proceeds from our at-the-market equity offering.

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

Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that, as of the date of the filing of this Annual Report on Form 10-K, our present financial resources will only be sufficient to fund our operations into the second quarter of 2021. This raises substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the second quarter of 2021 and to continue as a going concern thereafter. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our assessment. Further, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib have increased. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of December 31, 2020, our available cash, cash equivalents and short-term investment totaled $52.5 million. We had an outstanding principal balance under our secured term loan agreement of $4.9 million as of December 31, 2020.

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

Critical Accounting Estimates

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following estimates are the most critical to us, in that they are important to the portrayal of our consolidated financial statements and require our subjective or complex judgment in the preparation of our consolidated financial statements:

Research and Development Expenses

We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. The significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, clinical milestones achieved, the duration for which the patients have been enrolled in the trial, and other criteria related to the efforts of our vendors. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We base our estimates on the best information available at the time. However, these estimates will be subject to change as additional information becomes available, which will allow us to make a more accurate estimate in future periods. In that event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Amounts ultimately incurred in relation to amounts accrued for these services may be substantially higher or lower than our estimates. Depending on the timing of payments to vendors and estimated services provided, we record net prepaid or accrued expenses related to these costs.

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
Equity-based Compensation Expense

Equity-based compensation expense for all equity-based payment awards made to employees and directors is recognized and measured based on estimated fair values. For option valuations, we have elected to utilize the Black-Scholes valuation method in order to estimate the fair value of options on the date of grant. The risk-free interest rate is based on the implied yield currently available for United States Treasury securities at maturity with an equivalent term. We have not declared or paid dividends on our common stock and do not currently expect to do so in the future. The expected term of options represents the period that our equity-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised options. Consideration was given to the contractual terms of our equity-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry. These assumptions underlying the Black-Scholes valuation model involve management’s best estimates.

Generally accepted accounting principles for equity-based compensation also require that we recognize compensation expense for only the portion of awards expected to vest. Therefore, we apply an estimated forfeiture rate that we derive from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, adjustments to compensation expense may be required in future periods. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met.

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

Recently Issued and Adopted Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the expected effects on our results of operations and financial condition, refer to Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 1. Description of Business and Summary of Significant Accounting Policies,” which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CTI BioPharma Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CTI BioPharma Corp. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated) financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Clinical Trial Expenses

Description of the Matter	As of December 31, 2020, the Company recorded $3.5 million for accrued clinical trial expenses. As described in Note 4 to the consolidated financial statements, the Company’s expense accruals for clinical trials are based on estimates of contracted services provided by third-party vendors not yet billed. Management is required to make estimates of outstanding obligations to those third-party vendors as of period end regardless of how timely invoices are sent to the Company and whether or not billing terms under vendor contracts coincide with the timing of when services are provided. Accrual estimates are based on a number of factors, including management’s knowledge of the research and development programs and clinical activities, invoicing to date, and the provisions in vendor contracts. If possible, the Company obtains information regarding unbilled services directly from its service providers and performs procedures to challenge these estimates based on its internal understanding of the services provided to date. However, the Company may also be required to estimate these services based on information available to its internal clinical or administrative staff if such information is not able to be obtained timely from its service providers.

Auditing accrued clinical trial expenses is complex because of the judgments applied by management to determine the commencement and completion date of vendor tasks and the extent of work performed during the reporting period for services not yet billed by contracted third-party vendors.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for estimating the accrued clinical trial expenses. To test the estimate of accrued clinical trial expenses, we performed audit procedures that included, among others, direct confirmation of billed and unbilled amounts with a sample of the Company’s third-party vendors. We confirmed progress of contracted clinical activities with third-party vendors and compared such data to the Company’s estimates of progress as reflected in their accrual models. We further tested the accuracy of the calculations; the reliability, completeness and relevance of management’s data utilized; and the reasonableness of the assumptions used in management’s accrual models by testing actual invoices paid to date, agreeing inputs back to contractual terms and holding discussions with clinical or administrative staff outside of the finance function to corroborate progress and estimated level of expended effort incurred by the Company’s third-party vendors.

                            /s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Seattle, Washington
March 17, 2021

CTI BIOPHARMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$40,394	$31,144
Short-term investments	12,057	2,522
Prepaid expenses and other current assets	1,874	1,914
Total current assets	54,325	35,580
Property and equipment, net	719	1,235
Other assets	3,197	9,465
Total assets	$58,241	$46,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,637	$—
Accrued expenses	7,191	11,606
Current portion of long-term debt	4,455	4,812
Other current liabilities	3,755	2,070
Total current liabilities	17,038	18,488
Long-term debt, less current portion	—	4,455
Other liabilities	1,174	5,407
Total liabilities	18,212	28,350
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333
Series O Preferred Stock, 12,575 shares issued and outstanding as of December 31, 2020 and 2019 (Aggregate liquidation preference of $25,150 as of December 31, 2020 and 2019)	—	—
Series X Preferred Stock, 4,429 shares and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively (Aggregate liquidation preference of $44,290 and $0 as of December 31, 2020 and 2019, respectively)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 166,500,000 and 131,500,000 as of December 31, 2020 and 2019, respectively
Issued and outstanding shares - 75,896,884 and 57,979,725 as of December 31, 2020 and 2019, respectively	76	58
Additional paid-in capital	2,367,958	2,299,186
Accumulated other comprehensive income	2	—
Accumulated deficit	(2,328,007)	(2,275,556)
Total CTI stockholders' equity	40,029	23,688
Noncontrolling interest	—	(5,758)
Total stockholders' equity	40,029	17,930
Total liabilities and stockholders' equity	$58,241	$46,280

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
License and contract revenues	$—	$3,345
Operating costs and expenses:
Research and development	25,943	24,107
General and administrative	17,626	19,155
Restructuring expenses	—	794
Other operating expenses	4,200	—
Total operating costs and expenses	47,769	44,056
Loss from operations	(47,769)	(40,711)
Non-operating income (expense):
Interest income	204	1,172
Interest expense	(511)	(1,002)
Amortization of debt discount and issuance costs	(521)	(521)
Foreign exchange loss	(80)	(281)
(Loss) gain on dissolution of subsidiary	(3,774)	1,320
Total non-operating (income) expense, net	(4,682)	688
Net loss before noncontrolling interest	(52,451)	(40,023)
Noncontrolling interest	—	3
Net loss	$(52,451)	$(40,020)
Basic and diluted net loss per common share	$(0.74)	$(0.69)
Shares used in calculation of basic and diluted net loss per common share	71,141	57,974

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019
Net loss before noncontrolling interest	$(52,451)	$(40,023)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(2,323)
Unrealized foreign exchange gain on intercompany balance	—	957
Net unrealized gain on securities available-for-sale	2	16
Other comprehensive income (loss)	2	(1,350)
Comprehensive loss	(52,449)	(41,373)
Comprehensive loss attributable to noncontrolling interest	—	3
Comprehensive loss attributable to CTI	$(52,449)	$(41,370)

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Interest	Equity
Balance at January 1, 2019	13	$—	57,986	$58	$2,294,025	$1,350	$(2,236,739)	$(5,755)	$52,939
Cumulative effect adjustments related to adoption of accounting standards	—	—	—	—	(7)	—	1,203	—	1,196
Equity-based compensation	—	—	—	—	5,166	—	—	—	5,166
Other	—	—	(6)	—	2	—	—	—	2
Noncontrolling interest	—	—	—	—	—	—	—	(3)	(3)
Net loss for the year ended December 31, 2019	—	—	—	—	—	—	(40,020)	—	(40,020)
Other comprehensive loss	—	—	—	—	—	(1,350)	—	—	(1,350)
Balance at December 31, 2019	13	$—	57,980	$58	$2,299,186	$—	$(2,275,556)	$(5,758)	$17,930
Issuance of common stock, net of issuance costs	—	—	17,770	18	22,607	—	—	—	22,625
Conversion of Series X preferred stock to common stock	—	—	3	—	3	—	—	—	3
Reclassification of Series X preferred stock from mezzanine equity	4	—	—	—	43,637	—	—	—	43,637
Dissolution of majority-owned subsidiary	—	—	—	—	(1,949)	—	—	5,758	3,809
Equity-based compensation	—	—	—	—	4,317	—	—	—	4,317
Other	—	—	144	—	157	—	—	—	157
Net loss for the year ended December 31, 2020	—	—	—	—	—	—	(52,451)	—	(52,451)
Other comprehensive income	—	—	—	—	—	2	—	—	2
Balance at December 31, 2020	17	$—	75,897	$76	$2,367,958	$2	$(2,328,007)	$—	$40,029

See accompanying notes.

CTI BIOPHARMA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss before noncontrolling interest	$(52,451)	$(40,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	4,317	5,166
Depreciation and amortization	532	546
Provision for Italian VAT receivables and deposit	4,200	—
Loss (gain) on dissolution of subsidiary	3,774	(1,320)
Other	(155)	47
Changes in operating assets and liabilities:
Receivables from license and development services arrangements	—	13,674
Prepaid expenses and other assets	2,274	1,120
Accounts payable, accrued expenses and other liabilities	(4,696)	(7,032)
Net cash used in operating activities	(42,205)	(27,822)
Investing activities
Purchases of property and equipment	(17)	—
Purchases of short-term investments	(12,100)	(11,018)
Proceeds from maturities of short-term investments	2,500	39,150
Net cash (used in) provided by investing activities	(9,617)	28,132
Financing activities
Proceeds from rights offering, net of issuance costs	59,108	—
Proceeds from at-the-market equity offering, net of issuance costs	7,157	—
Cash paid for at-the-market equity offering costs	—	(275)
Repayment of debt	(5,333)	(5,333)
Proceeds from stock option exercises and ESPP stock issuance	140	1
Net cash provided by (used in) financing activities	61,072	(5,607)

Effect of exchange rate changes on cash and cash equivalents	—	2
Net increase (decrease) in cash and cash equivalents	9,250	(5,295)
Cash and cash equivalents at beginning of year	31,144	36,439
Cash and cash equivalents at end of year	$40,394	$31,144

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$547	$1,044

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., together with its subsidiary, also referred to collectively in this Annual Report on Form 10-K as “we,” “us,” “our,” the “Company” and “CTI,” is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are focused on evaluating pacritinib, our sole product candidate currently in active development, for the treatment of adult patients with myelofibrosis. In addition, we have recently started developing pacritinib for use in hospitalized patients with severe COVID-19, in response to the COVID-19 pandemic.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CTI, its wholly-owned subsidiary CTI Life Sciences Limited, or CTILS, until its dissolution in November 2019, and our majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus, until its dissolution in June 2020, as discussed in Note 13. Related Party Transactions. We had an approximately 60% interest in Aequus; the remaining interest not held by CTI was reported as noncontrolling interest in the consolidated financial statements until its dissolution. All intercompany transactions and balances were eliminated in consolidation.

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

Over the next year and in the normal course of business, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to pacritinib and prepare for potential commercialization, and in the course of such activities, we will incur general and administrative expenses. Additional business activities will include procuring manufacturing and drug supply services, the costs of which, together with our projected general and administrative expenses, are expected to result in operating losses for the foreseeable future. We have incurred a net operating loss every year since our formation. As of December 31, 2020, we had an accumulated deficit of $2.3 billion, and we expect to incur net losses for the foreseeable future. Our available cash, cash equivalents and short-term investments were $52.5 million as of December 31, 2020, and we expect that our present financial resources will only be sufficient to meet our obligations as they come due and to fund our operations into the second quarter of 2021. Based on our evaluation completed pursuant to Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, these factors raise substantial doubt about our ability to continue as a going concern.

Accordingly, we will need to acquire additional funds in order to develop our business and continue the development and prepare for the potential commercialization of pacritinib. The amount of funds that we will ultimately require will depend, in part, upon: regulatory approval developments and the extent to which we are required to conduct additional clinical trials; competitive market developments which require us to alter our business practices; and other unplanned expenses or business developments. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding obtained through the sale of such shares or otherwise may not be sufficient, available on favorable terms or available at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs, be required to reduce our general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations at affordable rates with competitive terms, have to refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The amount of financing we require is dependent upon many factors relating to drug approval status and our commercialization plans, as well as our clinical trials. These factors include the number of clinical trial sites in a given clinical trial, the number of patients treated in a given clinical trial, the pace of patient enrollment and other matters that may impact clinical development, including changes to a clinical trial that we may initiate or that may be requested by the FDA or other regulators. There can be no assurance as to the amount of funding necessary to fund the development of pacritinib to completion or that we will be able to obtain this funding. In addition, our ability to comply with covenants under the loan and security agreement with Silicon Valley Bank, or SVB, may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants, including a material adverse change in our business, operations or condition (financial or otherwise) could result in an event of default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. The accompanying consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of loss contingencies in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, clinical accruals, income taxes, useful lives of property and equipment, commitments and contingencies, equity-based compensation forfeiture rates, collectability of receivables, and impairment of investments. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

Certain Risks, Uncertainties and Concentrations

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

Our cash equivalents and short-term investments are recorded at fair value. As of December 31, 2020 and 2019, our cash, cash equivalents and short-term investments consisted of cash, money market funds, U.S. government and agency securities and corporate debt securities.

We measure the fair value of money market funds based on the closing price reported by a fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of December 31, 2020 and 2019. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2020				December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$385	$—	$—	$385	$188
Level 1 securities:
Money market funds	40,009	—	—	40,009	28,957
Level 2 securities:
U.S. government and agency securities	—	—	—	—	2,522
Corporate debt securities	12,055	2	—	12,057	1,999
Total cash, cash equivalents and short-term investments	$52,449	$2	$—	$52,451	$33,666

There were no other financial instruments requiring fair value measurement as of December 31, 2020 and 2019.

At December 31, 2020 and 2019, the carrying value of our receivables and payables approximated their fair values due to their short-term maturities. The carrying value of our long-term debt approximated its fair value at December 31, 2020 and 2019 based on borrowing rates for similar loans and maturities.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less at the time acquired to be cash equivalents.

Italian Value Added Tax Receivable

We historically carried out research and development activities in Italy and incurred value added tax, or VAT, from Italian suppliers on the acquisition of goods and services in Italy. This VAT should be considered as an Input VAT credit. We treated the majority of our sales made in Italy without output VAT (on the basis that the supplies should be considered outside the scope of Italian VAT). This resulted in the value of input VAT exceeding the value of output VAT, and accordingly we submitted a refund claim for the VAT. The Italian Tax Authority, or the ITA, has challenged the treatment of the sales transactions and claimed that the sales transactions made by us should have been subject to output VAT. Our Italian VAT receivable was approximately €3.9 million as of December 31, 2020 and 2019. While we believe that our refund claim is valid, we concluded that the ongoing COVID-19 global pandemic negatively impacted the collectability of our Italian VAT receivables and deposit. Accordingly, we recorded a full provision against our Italian VAT receivables and deposit in the amount of $4.2 million, which is included in Other operating expenses for the year ended December 31, 2020.

In addition, as disclosed in Note 14. Commitments and Contingencies, the ITA assessed us for additional VAT payments for services we provided in Italy, which we do not believe we owe. We have not recorded an amount in the financial statements for this contingent liability as we do not believe the potential payment of up to €4.3 million (or approximately $5.3 million converted using the currency exchange rate as of December 31, 2020), to the ITA is probable at this time.

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

Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide a readily determinable implicit rate of return, we derive the present value of lease payments using our incremental borrowing rate, which is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term as part of Research and development expenses and General and administrative expenses in our consolidated statements of operations. Right-of-use assets are included in Other assets, and the current portion of lease liabilities and the non-current portion of lease liabilities are included in Other current liabilities and Other liabilities, respectively, in our consolidated balance sheets.

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

Contingencies

We record liabilities associated with loss contingencies to the extent that we conclude that the occurrence of the contingency is probable and that the amount of the related loss is reasonably estimable. We record income from gain contingencies only upon the realization of assets resulting from the favorable outcome of the contingent event. See Note 9. Collaboration, Licensing and Milestone Agreements and Note 14. Commitments and Contingencies for further information regarding our current contingencies.

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

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. We apply the five-step model to arrangements that meet the definition of a contract under ASC 606 including when it is probable that we will collect the consideration we are entitled to in exchange for goods or services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We recognize revenue for the amount of the transaction price that is allocated to the respective performance obligation as the performance obligation is satisfied.

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

Net Loss per Share

Basic net loss per common share is calculated based on net loss divided by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per common share excludes the potential conversion of all dilutive convertible securities, such as convertible preferred stock, using the if-converted method, and the potential exercise or vesting of other dilutive securities, such as options, warrants and restricted stock, using the treasury stock method, as their inclusion would have an anti-dilutive effect.

Immaterial Correction of an Error in Prior Periods

During the quarter ended June 30, 2020, we identified errors related to an overstatement of accumulated other comprehensive loss that arose from foreign currency losses recorded in 2007 to accumulated other comprehensive loss instead of net loss. In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to our financial statements. No amendments to previously filed interim or annual periodic reports were required. Consequently, we have adjusted for these errors by revising the historical financial statements presented herein. We recognized the cumulative effect of the error on periods prior to those that are presented herein by reducing unrealized loss of $12.0 million from accumulated other comprehensive loss and increasing accumulated deficit as of December 31, 2018. The correction did not have an impact on total assets, total stockholders’ equity, the consolidated statements of operations, comprehensive loss, or cash flows.

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

In October 2020, the FASB issued a new accounting guidance to provide incremental improvements to its Accounting Standards Codification on various topics. Such improvements include conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor changes. For smaller reporting companies, the guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted for any annual or interim period for which financial statements have not been issued. The codification amendments do not change GAAP, therefore we do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.

Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of these have had or will have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

2. Property and Equipment

Property and equipment consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Furniture and office equipment	$663	$2,872
Leasehold improvements	5,140	5,140
	5,803	8,012
Less: accumulated depreciation and amortization	(5,084)	(6,777)
Property and equipment, net	$719	$1,235

Depreciation expense was $0.5 million for each of the years ended December 31, 2020 and 2019.

3. Other Assets

Other assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Right-of-use assets	$2,149	$3,379
Italian VAT receivables, net (1)	—	4,390
Italian VAT deposit, net (1)	—	483
Refundable security deposit	194	194
Clinical trial deposits	770	720
Other	84	299
Other assets	$3,197	$9,465

(1) During the year ended December 31, 2020, we recorded full allowances against our Italian VAT receivables and deposit. See Note 1. Description of Business and Summary of Significant Accounting Policies for further details.

4. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Clinical trial expenses	$3,512	$7,920
Employee compensation and related expenses	2,792	2,851
Manufacturing expenses	238	228
Other	649	607
Total accrued expenses	$7,191	$11,606

5. Leases

In January 2012, we entered into an agreement with Selig Holdings Company LLC, or Selig, to lease approximately 66,000 square feet of office space in Seattle, Washington for a term of 10 years, commencing May 2012. We have two five-year options to extend the term of the lease at a market rate determined according to the lease. We also had an option to early terminate the lease after the fifth anniversary from the commencement date. We were provided with a total of $3.9 million for certain tenant improvements and other lease incentives. The options to extend or terminate the lease were not considered in the determination of the right-of-use asset and the lease liability as we did not consider it reasonably certain that we would exercise such options. We also lease parking space and had certain office equipment leases until October 2020. We have elected not to separate a non-lease component from a lease component for these leases.
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

The components of lease expense, which were included in our consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease expense	$1,653	$1,696
Variable lease expense	230	178
Sublease income	(1,247)	(1,247)
Total lease expense, net	$636	$627

The balance sheet classification of operating lease right-of-use assets and operating lease liabilities were as follows (in thousands):

December 31, 2020
Right-of-use assets (included in Other Assets)	$2,149

Lease liabilities, current (included in Other current liabilities)	$2,193
Lease liabilities, non-current (included in Other liabilities)	800
Total lease liabilities	$2,993

As of December 31, 2020, the maturities of operating lease liabilities were as follows (in thousands):

	Operating	Sublease
	Lease Payments	Rental Receipts	Net
2021	$2,437	$(1,454)	$983
2022	820	(499)	321
Thereafter	—	—	—
Total payments	3,257	$(1,953)	$1,304
Less imputed interest	(264)
Total lease liabilities	$2,993

Supplemental information relating to our operating leases is as follows (in thousands):

December 31, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$2,443

Weighted-average remaining lease term of operating leases (years)	1.33
Weighted-average discount rate of operating leases	12.4%

6. Other Liabilities

Other liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Lease liabilities, non-current	$800	$2,993
End-of-facility lender fee (1)	—	1,440
Other long-term obligations	374	974
Total other liabilities	$1,174	$5,407

(1) End-of-facility lender fee as of December 31, 2019 represents an amount payable to SVB upon repayment of our secured term loan. This fee is classified in Other current liabilities as of December 31, 2020 due to the November 2021 loan maturity date. See Note 7. Long-term Debt for additional information.

7. Long-term Debt

In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, for a secured term loan under which $16.0 million was funded in November 2017. The loan proceeds were used to repay in full all outstanding indebtedness under a prior loan and security agreement and to fund our general business requirements. The term loan is repayable over 36 months after an initial interest-only period of 12 months after closing. The interest rate on the term loan floats at a rate per annum equal to the greater of 2.5 percent above the prime rate and 6.75 percent. We may elect to prepay some or all of the loan balance at any time subject to a prepayment fee. A back-end fee in the amount of 9 percent of the total principal amount funded to us is payable to SVB on the date on which the term loan is paid or becomes due and payable in full. The loan obligations are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions.

We also issued warrants to SVB and Life Science Loans II, LLC in November 2017, pursuant to a participation arrangement among SVB, Loan Manager II, LLC and Life Science Loans II, LLC, to purchase up to 190,140 shares of our common stock. Warrants have an initial exercise price of $2.84 per share of our common stock and will expire on November 28, 2027.

The back-end fee in the amount of $1.4 million and the warrants, which had a fair value of $0.5 million on the date of grant, were together recorded as a $1.9 million debt discount. In connection with the Loan and Security Agreement, we also recorded debt issuance costs of $0.1 million. As of December 31, 2020, $0.4 million of the original debt discount and $27,000 of the debt issuance costs remained unamortized. The outstanding principal balance on the term loan was $4.9 million as of December 31, 2020.

As of December 31, 2020, the scheduled principal and interest payments (based on the interest rate of 6.75 percent as of December 31, 2020) as well as the back-end fee described above are as follows:

	Principal	Interest	Back-end fee	Total
2021	$4,889	$167	$1,440	$6,496
Thereafter	—	—	—	—
Total scheduled payments	$4,889	$167	$1,440	$6,496
Less: debt discount and issuance costs	$(434)
Current portion of long-term debt	$4,455

8. Equity Transactions

At-The-Market Equity Offering

In November 2019, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, or the Jefferies Sale Agreement, to sell shares of our common stock having aggregate sales proceeds of up to $15.0 million, from time to time, through an “at the market” equity offering program under which Jefferies acted as sales agent.

Under the terms of the Jefferies Sale Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Jefferies Sale Agreement, Jefferies may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or on any other existing trading market for the common stock. Jefferies used commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC.

We and Jefferies could each terminate the Jefferies Sale Agreement at any time upon one trading day’s prior notice. We could also sell shares to Jefferies acting as principal for Jefferies' own account. The compensation to Jefferies for sales of our common stock was an amount equal to 3% of the gross proceeds of any shares of our common stock sold under the Jefferies Sale Agreement. We had no obligation to sell any shares under the Jefferies Sale Agreement, and could at any time suspend solicitation and offers under the Jefferies Sale Agreement. In connection with the Jefferies Sales Agreement, we recorded financing costs of $0.2 million in General and administrative expenses for the year ended December 31, 2019. No shares of our common stock were sold under the Jefferies Sale Agreement during the year ended December 31, 2019. In November and December 2020, we sold 2.1 million shares of our common stock for net proceeds of approximately $7.2 million after compensation to Jefferies. Subsequent to the expiry of the Form S-3 Registration Statement (File No. 333-221382) in December 2020 pursuant to which shares of our common stock under the Jefferies Sale Agreement could be issued, no shares were sold under the Jefferies Sale Agreement.

In January 2021, we entered into a new Open Market Sale Agreement℠ with Jefferies LLC. See Note 16. Subsequent Events for additional information.

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

At the time of issuance of our Series X Preferred Stock, the carrying amount of our Series X Preferred Stock was initially classified as mezzanine equity in the consolidated balance sheet since we did not have an adequate number of authorized shares of our common stock to satisfy the number of required shares under the conversion option of our Series X Preferred Stock. In

June 2020, our stockholders approved an increase in the number of authorized shares of our common stock, and as such, the settlement of the conversion option's exercise can now be controlled. Accordingly, the carrying amount of our Series X Preferred Stock was reclassified to permanent equity in June 2020.

During the first quarter of 2020, 0.2873 of a share of our Series X Preferred Stock was converted into 2,873 shares of our common stock. There were 4,429 shares of our Series X Preferred Stock outstanding as of December 31, 2020.

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

Common Stock Authorized

In May 2019, the Company's certificate of incorporation was amended to increase the total number of authorized shares of common stock from 101.5 million to 131.5 million.

In June 2020, the Company's certificate of incorporation was amended to increase the total number of authorized shares of common stock from 131.5 million to 166.5 million.

Common Stock Reserved

As of December 31, 2020, we had 166.5 million authorized shares of common stock, of which 75.9 million shares were issued and outstanding, and 70.0 million shares were reserved for future issuances as follows (in thousands):

Equity incentive plans	15,878
Option agreement with Adam R. Craig per Nasdaq Listing Rule 5635(c)(4)	1,120
Employee stock purchase plan	138
Convertible preferred stock	52,673
Common stock purchase warrants	190
Total common stock reserved	69,999

Warrants

Warrants to purchase up to 190,140 shares of our common stock with an exercise price of $2.84 per share, issued in connection with the Loan and Security Agreement with SVB in 2017, were outstanding as of December 31, 2020. Of this amount, warrants to purchase up to 169,014 shares of our common stock were exercisable as of December 31, 2020.

9. Collaboration, Licensing and Milestone Agreements

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

In October 2016, we entered into the Asset Return and Termination Agreement, or the Baxalta Termination Agreement,

with Baxalta, pursuant to which the Pacritinib License Agreement was terminated in its entirety (other than with respect to certain customary provisions that survive termination, including those pertaining to confidentiality and indemnification). The Pacritinib License Agreement has no further force or effect, and all rights and obligations of the Company and Baxalta under the Pacritinib License Agreement were terminated.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the Baxalta Termination Agreement and are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta. Pursuant to the Baxalta Termination Agreement, we are required to make a milestone payment to Takeda in the amount of approximately $10.3 million upon the first regulatory approval or any pricing and reimbursement approvals of a product containing pacritinib. Baxalta was acquired by Shire plc in 2016, and Shire plc was subsequently acquired by Takeda in 2019.

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

Teva

Pursuant to an acquisition agreement entered into with Cephalon, Inc., or Cephalon, in June 2005, we have the right to receive up to $100.0 million in payments upon achievement of specified sales and development milestones related to TRISENOX. Cephalon was subsequently acquired by Teva Pharmaceutical Industries Ltd., or Teva. As of December 31, 2020, we had earned $60.0 million of such potential milestone payments as a result of having achieved certain milestones. We did not earn any milestone revenues during the years ended December 31, 2020 and 2019. The achievement of the remaining milestones is uncertain at this time.

Other Agreements

We have several agreements with contract research organizations, third-party manufacturers and distributors which have durations of greater than one year for the development and distribution of certain of our compounds.

10. Equity-Based Compensation

Equity-Based Compensation Expense

Equity-based compensation expense for all equity-based payment awards made to employees and directors is measured based on the grant-date fair value estimated in accordance with U.S. GAAP. We recognize equity-based compensation using the straight-line, single-award method based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. Equity-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based awards that do not include market-based conditions, we record equity-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met.

All of equity-based compensation expense recognized during the years ended December 31, 2020 and 2019 was related to stock options. The following table summarizes equity-based compensation expense for the years ended December 31, 2020 and 2019, which was allocated as follows (in thousands):

	2020	2019
Research and development	$522	$506
General and administrative	3,795	4,660
Total equity-based compensation expense	$4,317	$5,166

Equity-based compensation had a $4.3 million and $5.2 million effect on net loss for the years ended December 31, 2020 and 2019, respectively. It had no effect on cash flows from operating activities for the periods presented.

As of December 31, 2020, unrecognized compensation cost related to unvested stock options amounted to $4.0 million, which will be recognized over the remaining weighted-average requisite service period of 1.59 years.

For the years ended December 31, 2020 and 2019, no tax benefits were attributed to equity-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

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

Pursuant to the 2017 Plan, we may grant the following types of incentive awards: (1) stock options, including incentive stock options and non-qualified stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units and (5) cash awards. The 2017 Plan is administered by the Compensation Committee of our Board, which has the discretion to determine the employees and consultants who shall be granted incentive awards. The Board retained sole authority under the 2017 Plan with respect to non-employee directors’ awards, although the Compensation Committee has authority under its charter to make recommendations to the Board concerning such awards. Options expire 10 years from the date of grant, subject to the recipients' continued service to the Company.

As of December 31, 2020, 18.3 million shares were authorized for issuance under equity incentive plans, of which 1.4 million shares of common stock were available for future grants under the 2017 Plan.

Stock Options

Fair value for stock options was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.5%	2.3%
Expected dividend yield	None	None
Expected life (in years)	4.6	4.4
Volatility	88%	89%

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available for U.S. Treasury securities at maturity with an equivalent term. We have not declared or paid dividends on our common stock and do not currently expect to do so in the future. The expected term of options represents the period that our options are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised options. Consideration was given to the contractual terms of our options, vesting schedules and expectations of future employee behavior. Expected volatility is based on both historical and implied volatilities of CTI BioPharma Corp. and our selected peer group of comparable companies within the industry.

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

The following table summarizes stock option activity for all of our stock option plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2019 (4,047,000 exercisable)	10,954,000	$2.56
Granted	5,264,000	$1.04
Exercised	(107,000)	$1.13		$170
Forfeited	(459,000)	$1.08
Cancelled and expired	(56,000)	$6.30
Outstanding at December 31, 2020 (8,099,000 exercisable)	15,596,000	$2.09	7.8	$23,423
Vested or expected to vest at December 31, 2020	15,223,000	$2.11	7.8	$22,635
Exercisable at December 31, 2020	8,099,000	$3.01	7.0	$7,276

The weighted average exercise price of options exercisable at December 31, 2020 and 2019 was $3.01 and $4.39, respectively. The weighted average grant-date fair value of options granted during 2020 and 2019 was $0.76 and $0.60 per option, respectively.

In March 2017, Dr. Adam R. Craig, our President and CEO, was granted stock options to purchase 1.2 million shares of our common stock at an exercise price of $4.24 per share. The stock options have a maximum term of ten years and vest in six equal semi-annual installments over the three-year period beginning March 20, 2017, subject to his continued employment through the applicable vesting dates and acceleration under certain circumstances. The stock options were granted in connection with his entering into employment with the Company as President and CEO. A portion of the stock options covering 80,000 shares were granted under the 2015 Plan. The balance of such stock options was granted in accordance with Nasdaq Listing Rule 5635(c)(4).

Employee Stock Purchase Plan

Under the Purchase Plan, eligible employees may purchase a limited number of shares of our common stock at 85% of the lower of the subscription date fair market value and the purchase date fair market value. There are two six-month offerings per year. Under the Purchase Plan, we issued approximately 39,000 shares of our common stock to employees during the year ended December 31, 2020. There are 0.2 million shares of common stock authorized under the Purchase Plan and approximately 0.1 million shares are reserved for future purchases as of December 31, 2020.

11. Employee Benefit Plans

Our employees participate in the CTI BioPharma Corp. 401(k) Plan whereby eligible employees may defer up to 80% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. We may make discretionary matching contributions based on certain plan provisions. We recorded $0.1 million related to discretionary matching contributions for each of the years ended December 31, 2020 and 2019.

12. Net Loss Per Share

Basic net loss per share is calculated based on net loss divided by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per share excludes the potential conversion of all dilutive convertible securities, such as convertible debt and convertible preferred stock, and the potential exercise or vesting of other dilutive securities, such as options, warrants and restricted stock, as their inclusion would have an anti-dilutive effect. Accordingly, diluted net loss per share is the same as basic net loss per share.

The computation of net loss per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019
Net loss	$(52,451)	$(40,020)
Basic and diluted:
Weighted average shares outstanding	71,146	57,980
Less: weighted average restricted shares outstanding	(5)	(6)
Shares used in calculation of basic and diluted net loss per common share	71,141	57,974
Net loss per common share: Basic and diluted	$(0.74)	$(0.69)

Common shares underlying equity awards, warrants and convertible preferred stock aggregating 56.9 million shares and 18.9 million shares prior to the application of the treasury stock method for the years ended December 31, 2020 and 2019, respectively, have been excluded from the calculation of diluted net loss per share because they were anti-dilutive.

13. Related Party Transactions

Aequus

In May 2007, we entered into a license agreement with Aequus whereby Aequus gained rights to our Genetic Polymer™ technology. We also entered into an agreement to fund Aequus in exchange for a convertible promissory note, pursuant to which we funded Aequus until 2017. In March 2017, we and Aequus entered into a License and Promissory Note Termination Agreement. We had the right to terminate the License and Promissory Note Termination Agreement and require Aequus to assign all ACTH Product related assets to us without further compensation to Aequus if Aequus did not file an Investigational New Drug Application, or IND, for an ACTH Product with the FDA by September 6, 2019. Aequus did not file an IND by September 6, 2019. In June 2020, we terminated the License and Promissory Note Termination Agreement; however, we did not request Aequus to assign all ACTH Product related assets to us. In connection with such termination, we were also deemed to have relinquished all of our ownership interest in Aequus as it had been administratively dissolved at the time of termination.

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies - Principles of Consolidation, Aequus was our majority-owned subsidiary until its dissolution in June 2020. Upon deconsolidation of Aequus, we recognized a loss of $3.8 million, which was recorded in (Loss) gain on dissolution of subsidiary during the year ended December 31, 2020.

BVF Partners L.P.

In March 2020, in connection with our rights offering as discussed in Note 8. Equity Transactions, BVF purchased a total of 3,047 shares of our Series X Preferred Stock, which are convertible into 30.5 million shares of our common stock. During the year ended December 31, 2020, no shares of Series X Preferred Stock owned by BVF were converted into our common stock. As of December 31, 2020 and 2019, BVF beneficially owned approximately 9.1% and 12.0% of our outstanding common stock, respectively. Matthew D. Perry, a member of our Board, is the President of BVF and portfolio manager for the underlying funds managed by the firm.

14. Commitments and Contingencies

Commitments

See Note 5. Leases and Note 7. Long-term Debt for scheduled lease and debt payments. In addition, certain of our licensing agreements obligate us to make payments upon achievement of milestones and pay a royalty on net sales of products utilizing licensed compounds. See Note 9. Collaboration, Licensing and Milestone Agreements for further details. Purchase commitments relating to clinical trial contracts, manufacturing supply, insurance and other obligations also arise in the ordinary course of business. We anticipate the timing of payments under these contracts to range from less than one year to more than three years.

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

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.3 million, or approximately $5.3 million converted using the currency exchange rate as of December 31, 2020, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. We have not recorded this contingent liability in the financial statements as we do not believe the potential payment to the ITA is probable at this time.

15. Income Taxes

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

Loss before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year ended December 31,
	2020	2019
United States	$(52,451)	$(40,242)
Foreign	—	219
Net loss before noncontrolling interest and income taxes	$(52,451)	$(40,023)

The reconciliation between the income tax rate and our effective tax rate as of December 31 is as follows:

	2020	2019
Federal income tax rate	21%	21%
Research and development tax credits	4	14
Non-deductible compensation	(2)	(2)
Valuation allowance	20	(31)
Receivable impairment	(2)	—
Expired tax attribute carryforwards / Section 382 limitation	(29)	—
(Loss) gain on subsidiary liquidations	(14)	1
Foreign currency gains and losses	—	1
Unrecognized tax benefits	2	(3)
Other	—	(1)
Net effective tax rate	—%	—%

The principal components of our deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$22,756	$27,151
Capitalized research and development	33,280	32,907
Research and development tax credit carryforwards	1,779	7,317
Equity-based compensation	3,176	3,109
Intangible assets	7,251	7,519
Depreciation and amortization	699	618
Lease liability	629	1,039
Other deferred tax assets	312	918
Total deferred tax assets	69,882	80,578
Less: valuation allowance	(69,085)	(79,506)
	797	1,072
Deferred tax liabilities:
Right-of-use asset	(451)	(667)
Deductions for tax in excess of financial statements	(346)	(405)
Total deferred tax liabilities	(797)	(1,072)
Net deferred tax assets	$—	$—

As of December 31, 2020 and 2019, we had U.S. federal net operating loss carryforwards, or the NOL, of approximately $99.9 million and $92.0 million respectively, which are available to reduce future taxable income. The Tax Cuts and Jobs Act enacted in December 2017 altered the carryforward period for federal net operating losses and as a result, all net operating losses generated in 2018 and forward have an indefinite life. Of the net operating losses reported, we have accumulated $87.9 million with an indefinite life as of December 31, 2020. In June 2020, as discussed in Note 13. Related Party Transactions, we were deemed to have relinquished all of our ownership interest in Aequus. The associated net operating loss carryforward of $10.3 million was written off due to the termination of this investment in Aequus. We have accumulated state tax losses of approximately $12.3 million and $12.7 million as of December 31, 2020 and 2019, respectively. We also had U.S. federal tax credits of $1.8 million and $7.3 million as of December 31, 2020 and 2019, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards, some of which expire in 2021, are subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, or the IRC, of 1986, as amended. This limits the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. We have undertaken a formal IRC Section 382 study and the attributes disclosed in this footnote reflect the conclusion of that study. However, subsequent ownership changes may further affect the limitation in future years.

In November 2019, CTILS, our wholly-owned subsidiary in the United Kingdom, was deemed dissolved. In June 2020, the liquidation of CTILS was complete. Accordingly, during the year ended December 31, 2020, the NOL carryforwards of approximately $40.9 million was written off as a result of the liquidation.

We maintain a full valuation allowance on our net deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In our valuation, we considered our cumulative loss in recent years and forecasted losses in the near term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, we determined that the negative evidence outweighed the positive evidence and that a full valuation allowance on our net deferred tax assets will be maintained. We will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed. Our valuation allowance decreased by $10.4 million during the year ended December 31, 2020 primarily due to the reductions in net operating loss carryforwards and tax credit carryforwards as a result of the 2020 Section 382 analysis. Additionally, the valuation allowance decreased due to the write-off of Aequus and CTILS net operating loss carryforwards.

We follow the provisions in ASC 740 and the guidance related to accounting for uncertainty in income taxes. We determine our uncertain tax positions based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. We are subject to U.S. federal and state and U.K. income taxes with varying statutes of limitations. Tax years from 2001 forward remain open to examination due to the carryover of net operating losses or tax credits. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.

The total balance of unrecognized tax benefits as of December 31 is as follows (in thousands):

	2020	2019
Balance at beginning of period	$1,268	$—
Gross increases to tax positions in prior periods	—	633
Gross decreases to tax positions in current periods	(1,268)	—
Gross increases to tax positions in current periods	390	635
Balance at end of period	$390	$1,268

As of December 31, 2020, the total amount of unrecognized tax benefits was $0.4 million, which was recorded as a reduction to the deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. We had no accrued interest or penalties as of December 31, 2020.

16. Subsequent Events

At-The-Market Equity Offering

In January 2021, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, or the Sale Agreement, to sell shares of our common stock, having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent.

Under the Sale Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sale Agreement, Jefferies may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or on any other existing trading market for the common stock. Jefferies will use commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC.

We and Jefferies may each terminate the Sale Agreement at any time upon ten trading days' prior notice. We may also sell shares to Jefferies acting as principal for Jefferies' own account. The compensation to Jefferies for sales of our common stock will be an amount equal to 3% of the gross proceeds of any shares of our common stock sold under the Sale Agreement.

We have no obligation to sell any shares under the Sale Agreement, and may at any time suspend solicitation and offers under the Sale Agreement.

As of the date of filing of this Annual Report on Form 10-K, we have sold 0.9 million shares of our common stock for net proceeds of approximately $3.0 million after compensation to Jefferies under the Sale Agreement.

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

As of the end of the Company’s 2020 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated herein by reference to information in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Our Code of Ethics applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at www.ctibiopharma.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to information in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated herein by reference to information in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference to information in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference to information in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

(3) Exhibits - The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

3.1	Certificate of Incorporation of CTI BioPharma Corp., a Delaware corporation, dated January 24, 2018.	8-K	000-28386	3.1	January 24, 2018

3.2	Certificate of Amendment to the Certificate of Incorporation of CTI BioPharma Corp., dated May 17, 2018.	10-Q	000-28386	3.1	August 3, 2018

3.3	Certificate of Amendment to the Certificate of Incorporation of CTI BioPharma Corp., dated May 17, 2019.	10-Q	000-28386	3.1	August 1, 2019

3.4	Certificate of Amendment to the Certificate of Incorporation of CTI BioPharma Corp., dated June 9, 2020	10-Q	000-28386	3.1	August 7, 2020

3.5	Certificate of Designation for Series O Convertible Preferred Stock.	8-K	000-28386	3.1	February 12, 2018

3.6	Certification of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-28386	3.1	February 14, 2020

3.7	Amended and Restated Bylaws of CTI BioPharma Corp., a Delaware corporation.	8-K	000-28386	3.1	April 13, 2020

4.1	Specimen Common Stock Certificate.	8-K	000-28386	4.1	February 12, 2018

4.2	Warrant to Purchase Stock, dated November 28, 2017, by and between CTI BioPharma Corp. and Silicon Valley Bank.	8-K	000-28386	4.1	November 28, 2017

4.3	Warrant to Purchase Stock, dated November 28, 2017, by and between CTI BioPharma Corp. and Life Science Loans II, LLC.	8-K	000-28386	4.2	November 28, 2017

4.4	Form of Warrant to Purchase Common Stock, dated November 6, 2018, issued to consultant to CTI BioPharma Corp.	10-K	000-28386	4.5	March 13, 2019

4.5	Description of Securities.				Filed herewith.

10.1	Office Lease, dated January 27, 2012, by and between CTI BioPharma Corp. and Selig Holdings Company LLC.	10-K	001-12465	10.4	March 8, 2012

10.2†	Sublease agreement by and between CTI BioPharma Corp. and Cascadian Therapeutics, Inc.	8-K	000-28386	10.1	December 5, 2017

10.3*	Offer Letter, dated July 2, 2015, by and between CTI BioPharma Corp. and Bruce J. Seeley.	10-Q	001-12465	10.3	August 6, 2015

10.4*	Employment Agreement, dated February 24, 2017, by and between CTI BioPharma Corp. and Adam Craig.	8-K	000-28386	10.1	February 27, 2017

10.5*	Amendment to Employment Agreement, dated October 31, 2018, by and between CTI BioPharma Corp. and Adam R. Craig.	10-Q	000-28386	10.2	November 1, 2018

10.6*	Form of Severance Agreement for CTI BioPharma Corp.'s Executive Officers (as in effect as of January 6, 2015).	10-K	001-12465	10.6	March 12, 2015

10.7*	Severance Agreement, dated July 27, 2015, by and between CTI BioPharma Corp. and Bruce J. Seeley.	10-K	001-12465	10.11	February 17, 2016

10.8*	Offer Letter, dated August 1, 2017, by and between CTI BioPharma Corp. and David Kirske.	10-Q	000-28386	10.3	August 4, 2017

10.9*	Severance Agreement, dated September 25, 2017, by and between CTI BioPharma Corp. and David Kirske.	8-K	000-28386	10.1	September 26, 2017

10.10*	Form of Indemnity Agreement for CTI BioPharma Corp.'s Executive Officers and Directors.	8-K	000-28386	10.1	January 24, 2018

10.11*	2007 Employee Stock Purchase Plan, as amended and restated.	DEF 14A	001-12465	Appendix B	July 29, 2015

10.12*	CTI BioPharma Corp. 2015 Equity Incentive Plan, as amended.	8-K	001-12465	10.1	April 29, 2016

10.13*	Global Form of 2015 Equity Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	001-12465	10.3	November 5, 2015

10.14*	Global Form of 2015 Equity Incentive Plan Stock Option Agreement.	10-Q	001-12465	10.4	November 5, 2015

10.15*	Global Form of 2015 Equity Incentive Plan Stock Bonus Award Agreement.	10-Q	001-12465	10.5	November 5, 2015

10.16*	2007 Equity Incentive Plan, as amended and restated.	10-Q	001-12465	10.1	October 31, 2014

10.17*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement.	10-K	001-12465	10.14	March 12, 2015

10.18*	Global Form of 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement.	10-K	001-12465	10.15	March 12, 2015

10.19*	Global Form of 2007 Equity Incentive Plan Stock Option Agreement.	10-K	001-12465	10.16	March 12, 2015

10.20*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement for Directors (relating to applicable awards granted prior to December 17, 2014).	10-Q	001-12465	10.7	April 26, 2011

10.21*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement (relating to applicable awards granted prior to December 17, 2014).	10-Q	001-12465	10.3	October 30, 2013

10.22*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement for employees (relating to applicable awards granted prior to December 17, 2014).	10-Q	001-12465	10.6	April 26, 2011

10.23*	Form of 2007 Equity Incentive Plan Stock Option Agreement for Directors and Officers (relating to applicable awards granted prior to December 17, 2014).	10-Q	001-12465	10.1	October 30, 2013

10.24*	Form of Stock Award Agreement for grants of fully vested shares under CTI BioPharma Corp’s 2007 Equity Incentive Plan, as amended.	10-Q	001-12465	10.2	October 30, 2013

10.25*	Form of Equity/Long-Term Incentive Award Agreement for Bruce J. Seeley.	10-K	001-12465	10.35	February 17, 2016

10.26*	Form of Amendment to Form of Equity/Long-Term Incentive Award Agreement, dated December 23, 2015, for Bruce J. Seeley.	10-K	001-12465	10.37	February 17, 2016

10.27*	Amended and Restated 2017 Equity Incentive Plan of the Registrant.	8-K	000-28386	10.1	June 10, 2020

10.28*	Form of Stock Option Agreement under the CTI BioPharma Corp. Amended and Restated 2017 Equity Incentive Plan.	10-Q	000-28386	10.1	November 10, 2020

10.29*	CTI BioPharma Corp. Stock Option Agreement (Inducement Form)				Filed herewith.

10.30	Acquisition Agreement, dated June 10, 2005, by and among CTI BioPharma Corp., CTI Technologies, Inc. and Cephalon, Inc.	8-K	001-12465	10.1	June 14, 2005

10.31†	Asset Purchase Agreement, dated April 18, 2012, by and between CTI BioPharma Corp. and S*BIO Pte Ltd.	8-K	001-12465	10.1	April 24, 2012

10.32†	Amended and Restated Exclusive License and Collaboration Agreement, dated April 21, 2017, by and among CTI BioPharma Corp., CTI Life Sciences Limited, Laboratoires Servier and Institut de Recherches Internationales Servier.	10-Q	000-28386	10.4	May 3, 2017

10.33	Asset Return and Termination Agreement, dated October 21, 2016, by and between CTI BioPharma Corp. and Baxalta.	8-K	001-12465	10.2	October 24, 2016

10.34	Letter Agreement, dated June 9, 2017, by and between CTI BioPharma Corp. and BVF Partners L.P.	8-K	000-28386	10.1	June 9, 2017

10.35†	Amended and Restated Exclusive License Agreement, dated October 24, 2014, by and between CTI BioPharma Corp. and Vernalis (R&D) Ltd.	8-K/A	001-12465	10.3	November 6, 2014

10.36†	Manufacturing and Supply Agreement, dated April 15, 2014, by and between CTI BioPharma Corp. and DSM Fine Chemicals Austria Nfg GmbH & Co KG.	10-Q	001-12465	10.1	August 4, 2014

10.37	Loan and Security Agreement, dated November 28, 2017, by and between CTI BioPharma Corp. and Silicon Valley Bank.	8-K	000-28386	10.1	November 28, 2017

10.38	First Amendment to Loan and Security Agreement, dated May 17, 2018, by and between CTI BioPharma Corp. and Silicon Valley Bank.	10-Q	000-28386	10.3	August 3, 2018

10.39	Waiver Agreement, dated January 19, 2018, by and between CTI BioPharma Corp. and Silicon Valley Bank.	10-K	000-28386	10.58	March 7, 2018

10.40	Letter Agreement, dated December 9, 2015, by and between CTI BioPharma Corp. and BVF Partners L.P.	8-K	001-12465	10.1	December 9, 2015

10.41	Exchange Agreement, dated February 8, 2018, by and between CTI BioPharma Corp. and BVF Partners L.P.	8-K	000-28386	10.1	February 12, 2018

10.42	Termination and Transfer Agreement, dated February 25, 2019, by and among on the one hand, CTI BioPharma Corp. and CTI Life Sciences Limited, and, on the other hand, Les Laboratoires Servier and Institut de Recherches Internationales Servier.	8-K	000-28386	10.1	February 27, 2019

10.43*	CTI BioPharma Corp. Executive Incentive Compensation Plan.	10-K	000-28386	10.45	March 13, 2019

10.44*	Director Compensation Policy.	10-K	000-28386	10.46	March 13, 2020

10.45	Open Market Sale Agreement℠, dated November 15, 2019, between CTI BioPharma Corp. and Jefferies LLC.	8-K	000-28386	1.1	November 15, 2019

10.46	Open Market Sale Agreement℠, dated January 15, 2021, between CTI BioPharma Corp. and Jefferies LLC.	8-K	000-28386	1.1	January 15, 2021

10.47	Investment Agreement, dated as of January 31, 2020, by and among the Registrant, on the one hand, and the purchasers identified on the signature pages thereto, on the other hand.	8-K	000-28386	10.1	February 3, 2020

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				Filed herewith.

24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

†	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

Item 16. Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2021

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

Signature	Title	Date
/s/ Laurent Fischer Laurent Fischer, M.D.	Chairman of the Board and Director	March 17, 2021
/s/ Adam R. Craig Adam R. Craig, M.D., Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2021
/s/ David H. Kirske David H. Kirske	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2021
/s/ Michael A. Metzger Michael A. Metzger	Director	March 17, 2021
/s/ David Parkinson David Parkinson, M.D.	Director	March 17, 2021
/s/ Matthew D. Perry Matthew D. Perry	Director	March 17, 2021
/s/ Reed V. Tuckson Reed V. Tuckson, M.D.	Director	March 17, 2021