Form 10-Q
period 2021-03-31
CTI BIOPHARMA CORP
filed 2021-05-06
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2021
Common Stock, par value $0.001 per share	93,282,212

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$33,105	$40,394
Short-term investments	4,060	12,057
Prepaid expenses and other current assets	2,183	1,874
Total current assets	39,348	54,325
Property and equipment, net	653	719
Other assets	2,788	3,197
Total assets	$42,789	$58,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,171	$1,637
Accrued expenses	7,296	7,191
Current portion of long-term debt	3,252	4,455
Other current liabilities	3,839	3,755
Total current liabilities	15,558	17,038
Long-term liabilities	577	1,174
Total liabilities	16,135	18,212
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333 as of March 31, 2021 and December 31, 2020
Series O Preferred Stock, 12,575 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (Aggregate liquidation preference of $25,150 as of March 31, 2021 and December 31, 2020)	—	—
Series X Preferred Stock, 4,429 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (Aggregate liquidation preference of $44,290 as of March 31, 2021 and December 31, 2020)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 166,500,000 as of March 31, 2021 and December 31, 2020
Issued and outstanding shares - 76,751,292 and 75,896,884 as of March 31, 2021 and December 31, 2020, respectively	77	76
Additional paid-in capital	2,371,851	2,367,958
Accumulated other comprehensive (loss) income	(1)	2
Accumulated deficit	(2,345,273)	(2,328,007)
Total stockholders' equity	26,654	40,029
Total liabilities and stockholders' equity	$42,789	$58,241
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating costs and expenses:
Research and development	$9,444	$3,264
General and administrative	7,626	4,467
Other operating expenses	—	4,200
Total operating costs and expenses	17,070	11,931
Loss from operations	(17,070)	(11,931)
Non-operating income (expense):
Interest income	11	119
Interest expense	(68)	(167)
Amortization of debt discount and issuance costs	(130)	(130)
Foreign exchange loss	(9)	(77)
Total non-operating expense, net	(196)	(255)
Net loss	$(17,266)	$(12,186)
Basic and diluted net loss per common share	$(0.23)	$(0.20)
Shares used in calculation of basic and diluted net loss per common share	76,367	62,461

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(17,266)	$(12,186)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(3)	—
Other comprehensive loss	(3)	—
Comprehensive loss	$(17,269)	$(12,186)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at January 1, 2021	17	$—	75,897	$76	$2,367,958	$2	$(2,328,007)	$—	$40,029
Issuance of common stock, net of issuance costs	—	—	858	1	2,961	—	—	—	2,962
Equity-based compensation	—	—	—	—	932	—	—	—	932
Other	—	—	(4)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(17,266)	—	(17,266)
Other comprehensive loss	—	—	—	—	—	(3)	—	—	(3)
Balance at March 31, 2021	17	$—	76,751	$77	$2,371,851	$(1)	$(2,345,273)	$—	$26,654

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at January 1, 2020	13	$—	57,980	$58	$2,299,186	$—	$(2,275,556)	$(5,758)	$17,930
Issuance of common stock, net of issuance costs	—	—	15,699	16	15,454	—	—	—	15,470
Conversion of Series X preferred stock to common stock	—	—	3	—	3	—	—	—	3
Equity-based compensation	—	—	—	—	1,167	—	—	—	1,167
Net loss	—	—	—	—	—	—	(12,186)	—	(12,186)
Balance at March 31, 2020	13	$—	73,682	$74	$2,315,810	$—	$(2,287,742)	$(5,758)	$22,384

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss before noncontrolling interest	$(17,266)	$(12,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	932	1,167
Depreciation and amortization	135	133
Provision for Italian VAT receivables and deposit	—	4,200
Other	(99)	(38)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	617	1,038
Accounts payable, accrued expenses and other liabilities	(1,096)	(4,756)
Net cash used in operating activities	(16,777)	(10,442)
Investing activities
Proceeds from maturities of short-term investments	8,000	2,500
Net cash provided by investing activities	8,000	2,500
Financing activities
Proceeds from at-the-market equity offering, net of issuance costs	2,804	—
Proceeds from rights offering, net of issuance costs	—	59,280
Principal payments on debt	(1,333)	(1,333)
Proceeds from stock option exercises	17	—
Net cash provided by financing activities	1,488	57,947
Net (decrease) increase in cash and cash equivalents	(7,289)	50,005
Cash and cash equivalents at beginning of period	40,394	31,144
Cash and cash equivalents at end of period	$33,105	$81,149

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$75	$179

See accompanying notes.

CTI BIOPHARMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., together with its subsidiary, also referred to collectively in this Quarterly Report on Form 10-Q as “we,” “us,” “our,” the “Company” and “CTI,” is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are focused on evaluating pacritinib, our sole product candidate currently in active development, for the treatment of adult patients with myelofibrosis. In addition, in response to the COVID-19 pandemic, we started developing pacritinib for use in hospitalized patients with severe COVID-19.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2021 and 2020 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2021.

The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus, until its dissolution in June 2020. We had an approximately 60% interest in Aequus, and the remaining interest in Aequus not held by CTI was reported as noncontrolling interest in the condensed consolidated financial statements until its dissolution. All intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of loss contingencies in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, clinical accruals, income taxes, useful lives of equipment, commitments and contingencies, equity-based compensation forfeiture rates, collectability of receivables and impairment of investments. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

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

Over the next year and in the normal course of business, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to pacritinib and prepare for potential commercialization, and in the course of such activities, we will incur general and administrative expenses. Additional business activities will include procuring manufacturing and drug supply services, the costs of which, together with our projected general and administrative expenses, are expected to result in operating losses for the foreseeable future. We have incurred a net operating loss every year since our formation. As of March 31, 2021, we had an accumulated deficit of $2.3 billion, and we expect to continue to incur net losses for the foreseeable future. Our available cash, cash equivalents and short-term investments were $37.2 million as of March 31, 2021, and in April 2021, we received the net proceeds of approximately $53.5 million upon completion of the public offering of our common stock and our Series X1 Preferred Stock. We expect that our present financial resources will be sufficient to meet our obligations as they come due and to fund our operations into the fourth quarter of 2021. Based on our evaluation completed pursuant to Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, these factors raise substantial doubt about our ability to continue as a going concern.

Accordingly, we will need to acquire additional funds in order to develop our business and continue the development and prepare for the potential commercialization of pacritinib. The amount of funds that we will ultimately require will depend, in part, upon: regulatory approval developments and the extent to which we are required to conduct additional clinical trials; competitive market developments which require us to alter our business practices; and other unplanned expenses or business developments. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding obtained through the sale of such shares of common stock or otherwise may not be sufficient, available on favorable terms or available at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and the commercial capabilities that we are developing to support a potential drug approval, be required to reduce our general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations at affordable rates with competitive terms, have to refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The amount of financing we require is dependent upon many factors relating to drug approval status and our commercialization plans, as well as our clinical trials. These factors include the number of clinical trial sites in a given clinical trial, the number of patients treated in a given clinical trial, the pace of patient enrollment and other matters that may impact clinical development, including changes to a clinical trial that we may initiate or that may be requested by the FDA or other regulators. There can be no assurance as to the amount of funding necessary to fund the development of pacritinib to completion or that we will be able to obtain this funding. In addition, our ability to comply with covenants under our loan and security agreement with Silicon Valley Bank, or SVB, may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants, including a material adverse change in our business, operations or condition (financial or otherwise) could result in an event of default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. The accompanying condensed consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Cash, Cash Equivalents and Short-term Investments

As of March 31, 2021 and December 31, 2020, our cash, cash equivalents and short-term investments consisted of cash, money market funds and corporate debt securities. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value, with Level 1 having the highest priority and Level 3 having the lowest:

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

We measure the fair value of money market funds based on the closing price reported by the fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of March 31, 2021 and December 31, 2020. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2021			December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$266	$—	$266	$385
Level 1 securities:
Money market funds	32,839	—	32,839	40,009
Level 2 securities:
Corporate debt securities	4,061	(1)	4,060	12,057
Total cash, cash equivalents and short-term investments	$37,166	$(1)	$37,165	$52,451

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

Equity-based Compensation

Equity-based compensation expense is recognized over the requisite service periods on awards ultimately expected to vest. We apply estimated forfeiture rates at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based stock options and restricted stock, we record compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. We recorded equity-based compensation expense of $0.9 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. All equity-based compensation expense was related to option awards, and substantially all of the expense was included in General and administrative expenses for the periods presented.

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

Common shares underlying stock awards, warrants and convertible preferred stock aggregating to 69.0 million shares and 29.6 million shares for the three months ended March 31, 2021 and 2020, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Recently Adopted Accounting Standards

In June 2016, the FASB issued new accounting guidance which amends the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, the standard requires the use of a new forward-looking "expected credit loss" model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. For smaller reporting companies, the guidance is effective for fiscal years beginning after December 15, 2022, including interim periods therein. We early adopted this accounting guidance as of January 1, 2021. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In August 2020, the FASB issued new accounting guidance for convertible instruments which eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. Separate accounting is still required in certain cases. For smaller reporting companies, the guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted in fiscal years beginning after December 15, 2020. We early adopted this guidance as of January 1, 2021. There was no impact on our condensed consolidated financial statements as of and for the period ended March 31, 2021. In April 2021, as discussed in “Note 6. Subsequent Events”, we completed the public offering of our common stock and our Series X1 Preferred Stock. We expect no beneficial conversion feature to be recognized on Series X1 Preferred Stock upon issuance as a result of adopting this guidance.

Recently Issued Accounting Standards

In October 2020, the FASB issued new accounting guidance to provide incremental improvements to its Accounting Standards Codification on various topics. Such improvements include conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance and other minor changes. For smaller reporting companies, the guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted for any annual or interim period for which financial statements have not been issued. The codification amendments do not change GAAP, therefore we do not expect the adoption of this accounting guidance to have a material impact on our condensed consolidated financial statements.

Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of these have had or will have a material impact on our condensed consolidated financial statements.

2. Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Right-of-use assets	$1,803	$2,149
Clinical trial deposits	770	770
Refundable security deposit	194	194
Other	21	84
Other assets	$2,788	$3,197

3. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Operating lease liabilities, current portion	$2,278	$2,194
End-of-facility lender fee (1)	1,440	1,440
Other current obligations	121	121
Total other liabilities	$3,839	$3,755

(1) End-of-facility lender fee represents an amount payable to Silicon Valley Bank upon repayment of our secured term loan due in November 2021. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 7. Long-term Debt” of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

4. Equity Transactions

At-The-Market Equity Offering

In January 2021, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, or the Sale Agreement, to sell shares of our common stock having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent.

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

We and Jefferies may each terminate the Sale Agreement at any time upon ten trading days’ prior notice. We may also sell shares to Jefferies acting as principal for Jefferies’ own account. The compensation to Jefferies for sales of our common stock will be an amount equal to 3% of the gross proceeds of any shares of our common stock sold under the Sale Agreement. We have no obligation to sell any shares under the Sale Agreement, and may at any time suspend solicitation and offers under the Sale Agreement.

For the three months ended March 31, 2021, we sold 0.9 million shares of our common stock for net proceeds of approximately $2.8 million under the Sale Agreement.

Public offering of Common Stock and Series X1 Preferred Stock

In April 2021, we completed the public offering of our common stock and our Series X1 Preferred Stock. See “Note 6. Subsequent Events” for further details.

5. Contingencies

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007, or, collectively, the VAT Assessments. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.6 million, €2.8 million and €0.9 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We have appealed all of the assessments and are defending ourselves against the assessments both on procedural grounds and on the merits of the cases, although we can make no assurances regarding the ultimate outcome of these cases. There have been no changes to the status of the legal proceedings surrounding each respective VAT year return at issue since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 14. Commitments and Contingencies” of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.3 million, or approximately $5.1 million converted using the currency exchange rate as of March 31, 2021, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. We have not recorded this contingent liability in the financial statements as we do not believe the potential payment to the ITA is probable at this time.

6. Subsequent Events

On April 6, 2021, we completed the public offering of our common stock and our Series X1 Preferred Stock whereby we issued 14,260,800 shares of our common stock, par value $0.001 per share, at a public offering price of $2.50 per share, and 600 shares of our Series X1 Preferred Stock, par value $0.001 per share, at a public offering price of $25,000 per share. In addition, we granted the underwriters a 30-day option to purchase up to additional 2,139,120 shares of our common stock on the same terms and conditions, which was exercised in full in April 2021. The net proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $53.5 million.

Each share of Series X1 Preferred Stock is convertible into 10,000 shares of our common stock at a conversion price of $2.50 per share of common stock, at the option of the holder at any time, subject to certain limitations, including that a holder of Series X1 Preferred Stock is prohibited from converting Series X1 Preferred Stock into common stock if, as a result of such conversion, such holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock issued and outstanding immediately after giving effect to such conversion.

Shares of Series X1 Preferred Stock generally have no voting rights, except as otherwise expressly provided in the Certificate of Designation of Preferences, Rights and Limitations of Series X1 Convertible Preferred Stock, or Certificate of Designation, or as otherwise required by law. However, as long as any shares of Series X1 Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series X1 Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series X1 Preferred Stock or alter or amend this Certificate of Designation, amend or repeal any provision of, or add any provision to, the Certificate of Incorporation or bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series X1 Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Certificate of Incorporation or by merger, consolidation or otherwise, (ii) issue further shares of Series X1 Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series X1 Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

In the event of our liquidation, dissolution or winding up, holders of Series X1 Preferred Stock will participate pari passu with any distribution of proceeds to holders of our common stock. Holders of Series X1 Preferred Stock are entitled to receive dividends on shares of Series X1 Preferred Stock equal (on an as-converted to common stock basis, without regard to the Beneficial Ownership Limitation (as defined in the Certificate of Designation)) to and in the same form as dividends actually paid on shares of common stock, plus an additional amount equal to any dividends declared but unpaid on such shares, before any payments shall be made or any assets distributed to holders of any class of Junior Securities (as defined in the Certificate of Designation).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should” or “will” or the negative thereof, variations thereof and similar expressions. These forward-looking statements include, but are not limited to, statements about:

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
•our expectations regarding business disruptions and related risks resulting from the ongoing worldwide coronavirus pandemic known as COVID-19; and

•other risks and uncertainties, including those listed under the heading Risk Factors and in other filings we periodically make with the U.S. Securities and Exchange Commission, or the SEC.

Such statements are based on management’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from those set forth in the forward-looking statements. There can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. We urge you to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results and cause them to differ materially from our current expectations, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and those made under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and any risk factors contained in our subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their healthcare providers. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is an unmet medical need. In particular, we are focused on evaluating pacritinib, our sole product candidate currently in active development, for the treatment of adult patients with myelofibrosis. In addition, in response to the COVID-19 pandemic, we started developing pacritinib for use in hospitalized patients with severe COVID-19.

Pacritinib is an investigational oral kinase inhibitor with specificity for JAK2, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, prevention of graft versus host disease, or GvHD, and chronic lymphocytic leukemia, or CLL, due to its inhibition of JAK2, IRAK1 and CSF1R. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

In September 2020, we reached an agreement with the U.S. Food and Drug Administration, or FDA, to submit a New Drug Application, or NDA, for the potential accelerated approval of pacritinib as a treatment for myelofibrosis patients with severe thrombocytopenia, and in March 2021 we completed our rolling NDA submission. The NDA is based on the available data from our completed Phase 3 PERSIST-1 and PERSIST-2 trials and the Phase 2 PAC203 dose-ranging trial. If the NDA is successful, the PACIFICA Phase 3 trial will be completed as a post-approval commitment.

PACIFICA Phase 3 Trial

In January 2020, we received the FDA's preliminary comments from a Type A meeting request and reached an agreement on the final design changes to our PACIFICA pivotal Phase 3 clinical trial, including changes to the statistical analysis plan that would allow for an accelerated approval pathway for pacritinib. We have amended our PACIFICA Phase 3 trial protocol, to allow for the primary analysis of Spleen Volume Reduction, or SVR, rate on the first 168 patients, with an end-of-study analysis of Total Symptom Score, or TSS, and Overall Survival, or OS, following the full enrollment of 348 patients. Enrollment in this trial has recently improved, in part due to the abatement of the COVID-19 pandemic, and we expect to report top-line data in 2023.

PRE-VENT Phase 3 Trial

In April 2020, in response to the public health crisis due to the global COVID-19 pandemic, we initiated PRE-VENT, a Phase 3 trial evaluating pacritinib in hospitalized patients with severe COVID-19. PRE-VENT, a randomized, double-blind, placebo-controlled multicenter study will compare pacritinib plus Standard of Care, or SOC, versus placebo plus SOC in hospitalized patients with severe COVID-19, including those with a current or prior diagnosis of cancer. The primary endpoint of the trial will assess the proportion of patients who progress to invasive mechanical ventilation and/or extracorporeal membrane oxygenation or die by Day 28. We commenced enrollment of PRE-VENT in the second quarter of 2020 in the United States and currently anticipate the reporting of interim analysis from the PRE-VENT trial in the third quarter of 2021.

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

aGvHD Phase 1 Trial

In March 2021, results were published from a Phase 1 study conducted by Joseph Pidala, MD, PhD (Moffitt Cancer Center), and Brian C. Betts, MD (Masonic Cancer Center at the University of Minnesota), evaluating pacritinib, an investigational oral kinase inhibitor with specificity for JAK2, for the prevention of acute graft-versus-host disease (aGvHD). The results demonstrated that pacritinib, combined with sirolimus and low-dose tacrolimus (PAC/SIR/TAC), has a promising safety profile and exhibits preliminary therapeutic activity in preventing aGvHD after allogeneic hematopoietic cell transplantation from HLA matched related and unrelated donors. The Phase 2 portion of the trial, designed to evaluate the therapeutic effect of pacritinib in combination with sirolimus and low-dose tacrolimus for aGvHD prevention, is ongoing.

We face numerous risks in connection with clinical development of pacritinib generally and with respect to the potentially expedited FDA regulatory approval process specifically. For more information, see Item 1A, “Risk Factors – Risks Related to the Development, Clinical Testing and Regulatory Approval of Our Product Candidates.”

We have historically funded our operations through the sale of equity securities, funding received from our licensees and collaborators and debt financing. We do not expect to achieve or sustain profitability for the foreseeable future. We had a net loss of $17.3 million for the three months ended March 31, 2021 and an accumulated deficit of $2.3 billion as of March 31, 2021, primarily from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. We believe that our cash, cash equivalents and short-term investments, together with the net proceeds of $53.5 million received upon completion of the public offering of our common stock and our Series X1 Preferred Stock in April 2021, will be sufficient to fund our projected operations into the fourth quarter of 2021. This raises substantial doubt about our ability to continue as a going concern. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment.

We have incurred significant operating losses to date and expect to continue to incur significant expenses and operating losses for at least the next 12 to 24 months. We anticipate that our expenses will increase as we:

•prepare for and execute the commercialization of pacritinib;

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

Additionally, we continue to evaluate and manage the impact of the global COVID-19 pandemic on our operations and the conduct of our clinical trials, including considerations of the vulnerable nature of the patient population participating in our trials, reduced or halted activities at our clinical trial sites, and an increase in fatalities or other adverse events due to medical problems related to the COVID-19 pandemic and the benefits of continued patient access to pacritinib. Even after a clinical trial is enrolled, preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval and advancement of this compound through the development process.

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

Financial Summary

Loss from operations was $17.1 million and $11.9 million for the three months ended March 31, 2021 and 2020, respectively, and net loss for the three months ended March 31, 2021 and 2020 was $17.3 million and $12.2 million, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of March 31, 2021, our cash, cash equivalents and short-term investments were $37.2 million.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 and 2020

Operating costs and expenses

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Pacritinib	$7,969	$1,735
Unallocated operating expenses	1,475	1,529
Total research and development expenses	$9,444	$3,264

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing our compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. Cumulative to date external direct costs incurred by us as of March 31, 2021 were $191.4 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO).

Research and development expenses increased to $9.4 million for the three months ended March 31, 2021 compared to $3.3 million for the same period in 2020. The increase between the three-month periods ended March 31, 2021 and 2020 was primarily attributable to a $1.4 million increase in costs related to the PACIFICA Phase 3 trial, a $3.2 million increase in regulatory and other costs, which include activities related to rolling NDA submission for pacritinib, and a $1.5 million increase in costs related to the PRE-VENT Phase 3 trial.

General and administrative expenses. General and administrative expenses were $7.6 million for the three months ended March 31, 2021 compared to $4.5 million for the same period in 2020. Substantially all of the increase between the three-month periods ended March 31, 2021 and 2020 was attributable to activities associated with preparation for the potential commercialization of pacritinib, which included, among other things, additional staffing, professional services, legal and consulting, and infrastructure.

Other operating expenses. Other operating expense of $4.2 million for the three months ended March 31, 2020 relates to a full provision for the uncollectability of our Italian VAT receivables and deposit. There was no such expense for the three months ended March 31, 2021.

Non-operating income and expenses

Interest income. Interest income was $11,000 and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Interest income was related to our short-term investments and cash equivalent securities. The change was primarily related to decreases in cash equivalent securities and interest rates between periods.

Interest expense. Interest expense was $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Interest expense was related to our secured term loan. The change between periods was primarily related to a lower average loan principal balance outstanding.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.1 million for each of the three months ended March 31, 2021 and 2020 was related to our secured term loan.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from the sales and the issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of March 31, 2021, we had $37.2 million in cash, cash equivalents and short-term investments.

Public Offering of Common Stock and Series X1 Preferred Stock. In April 2021, we issued 16.4 million shares of our common stock at a $2.50 per share price and 600 shares of our Series X1 Preferred Stock at a $25,000 per share price, collecting net proceeds of approximately $53.5 million upon completion of the public offering.

Rights Offering. In March 2020, we issued 15.7 million shares of our common stock at a $1.00 per share price and 4,429 shares of our Series X Preferred Stock at a $10,000 per share price, collecting net proceeds of $59.1 million.

At-The-Market Equity Offering. In November 2019, we entered into an Open Sale Agreement with Jefferies LLC to sell shares of our common stock, having aggregate sales proceeds of up to $15.0 million, from time to time, through an “at the market” equity offering program under which Jefferies acted as sales agent. In November and December 2020, we sold 2.1 million shares of our common stock for net proceeds of approximately $7.2 million after compensation to Jefferies. In January 2021 we entered into a new Open Sale Agreement with Jefferies LLC to sell shares of our common stock having aggregate sales proceeds of up to $50.0 million. We sold 0.9 million shares of our common stock for net proceeds of approximately $2.8 million during the first quarter of 2021.

Loan Agreement. In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB. As of March 31, 2021, we had an outstanding principal balance under our secured term loan agreement of $3.6 million. We are required to pay interest plus principal payments in the approximate amount of $0.5 million per month until November 1, 2021, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities increased to $16.8 million during the three months ended March 31, 2021 compared to $10.4 million for the same period in 2020. The increase was primarily due to increases in research and development and general and administrative expenses associated with continued development and preparation for the potential commercialization of pacritinib.

Net cash provided by investing activities. Net cash provided by investing activities was $8.0 million and $2.5 million during the three months ended March 31, 2021 and 2020, respectively. The change was due to the amounts of short-term investments matured between periods.

Net cash provided by financing activities. Net cash provided by financing activities was $1.5 million and $57.9 million during the three months ended March 31, 2021 and 2020, respectively. The change was primarily attributable to the net proceeds from the completion of our rights offering in March 2020.

In October 2016, we resumed primary responsibility for the development and commercialization of pacritinib as a result of the termination of the Pacritinib License Agreement. We currently have no commitments for additional financing to fund the development and commercial launch of pacritinib, and we may need to seek additional funding. The development and commercialization of a major product candidate like pacritinib without a collaborative partner will require a substantial amount of our time and financial resources, and as a result, we could experience a decrease in our liquidity and a new demand on our capital resources. For additional information relating to the Pacritinib License Agreement, see Part I, Item 1, “Business – License Agreements – Baxalta” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that, as of the date of the filing of this Quarterly Report on Form 10-Q, our present financial resources will be sufficient to fund our operations into the fourth quarter of 2021. This raises substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the fourth quarter of 2021 and to continue as a going concern thereafter. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. Further, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib have increased. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of March 31, 2021, our available cash, cash equivalents and short-term investments totaled $37.2 million, and we had an outstanding principal balance under our secured term loan agreement of $3.6 million.

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

LICENSE AGREEMENTS AND MILESTONE ACTIVITIES

For information regarding our license agreements and milestone activities, please see Part I, Item 1, “Business – License Agreements” of our Annual Report on Form 10-K for the year ended December 31, 2020.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the preparation of our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates discussed therein.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements, Note 5. Contingencies” of this report for information regarding material pending legal proceedings.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

This report contains forward-looking statements that involve risks and uncertainties. The occurrence of any of the risks described in our Annual Report on Form 10-K could materially adversely affect our business, financial condition, liquidity, operating results or prospects and the trading price of our securities. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also harm our business, financial condition, operating results and prospects and the trading price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
3.1	Certification of Designation of Preferences, Rights and Limitations of Series X1 Convertible Preferred Stock	8-K	000-28386	3.1	April 6, 2021
10.1*	CTI BioPharma Corp. Director Compensation Policy				Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.
32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
* Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: May 6, 2021	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: May 6, 2021	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer