Form 10-Q
period 2021-06-30
CTI BIOPHARMA CORP
filed 2021-08-05
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2021
Common Stock, par value $0.001 per share	93,309,923

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$71,881	$40,394
Short-term investments	—	12,057
Prepaid expenses and other current assets	2,938	1,874
Total current assets	74,819	54,325
Property and equipment, net	439	719
Other assets	2,237	3,197
Total assets	$77,495	$58,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,295	$1,637
Accrued expenses	8,569	7,191
Current portion of long-term debt	2,049	4,455
Other current liabilities	3,876	3,755
Total current liabilities	15,789	17,038
Long-term liabilities	—	1,174
Total liabilities	15,789	18,212
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333 as of June 30, 2021 and December 31, 2020
Series O Preferred Stock, 12,575 shares issued and outstanding as of June 30, 2021 and December 31, 2020 (Aggregate liquidation preference of $25,150 as of June 30, 2021 and December 31, 2020)	—	—
Series X Preferred Stock, 4,429 shares issued and outstanding as of June 30, 2021 and December 31, 2020 (Aggregate liquidation preference of $44,290 as of June 30, 2021 and December 31, 2020)	—	—
Series X1 Preferred Stock, 600 shares and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (Aggregate liquidation preference of $15,000 and $0 as of June 30, 2021 and December 31, 2020, respectively)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 266,500,000 and 166,500,000 as of June 30, 2021 and December 31, 2020, respectively
Issued and outstanding shares - 93,309,923 and 75,896,884 as of June 30, 2021 and December 31, 2020, respectively	93	76
Additional paid-in capital	2,426,561	2,367,958
Accumulated other comprehensive income	—	2
Accumulated deficit	(2,364,948)	(2,328,007)
Total stockholders' equity	61,706	40,029
Total liabilities and stockholders' equity	$77,495	$58,241
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating costs and expenses:
Research and development	$9,293	$6,199	$18,737	$9,463
General and administrative	10,213	3,797	17,839	8,264
Other operating expenses	—	—	—	4,200
Total operating costs and expenses	19,506	9,996	36,576	21,927
Loss from operations	(19,506)	(9,996)	(36,576)	(21,927)
Non-operating income (expense):
Interest income	8	43	19	162
Interest expense	(45)	(137)	(113)	(304)
Amortization of debt discount and issuance costs	(130)	(130)	(260)	(260)
Foreign exchange loss	(2)	(6)	(11)	(83)
Loss on dissolution of majority-owned subsidiary	—	(3,774)	—	(3,774)
Total non-operating expense, net	(169)	(4,004)	(365)	(4,259)
Net loss	$(19,675)	$(14,000)	$(36,941)	$(26,186)
Basic and diluted net loss per common share	$(0.21)	$(0.19)	$(0.44)	$(0.38)
Shares used in calculation of basic and diluted net loss per common share	92,341	73,685	84,398	68,073

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(19,675)	$(14,000)	$(36,941)	$(26,186)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	1	—	(2)	—
Other comprehensive income (loss)	1	—	(2)	—
Comprehensive loss	$(19,674)	$(14,000)	$(36,943)	$(26,186)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Interest	Equity
Balance at January 1, 2021	17	$—	75,897	$76	$2,367,958	$2	$(2,328,007)	$—	$40,029
Issuance of common stock, net of issuance costs	—	—	858	1	2,961	—	—	—	2,962
Equity-based compensation	—	—	—	—	932	—	—	—	932
Cancellation of restricted stock	—	—	(4)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(17,266)	—	(17,266)
Other comprehensive loss	—	—	—	—	—	(3)	—	—	(3)
Balance at March 31, 2021	17	$—	76,751	$77	$2,371,851	$(1)	$(2,345,273)	$—	$26,654
Issuance of common stock and Series X1 preferred stock, net of issuance costs	1	—	16,400	16	53,537	—	—	—	53,553
Equity-based compensation	—	—	—	—	988	—	—	—	988
Exercise of stock options and shares issued under employee stock purchase plan	—	—	159	—	185	—	—	—	185
Net loss	—	—	—	—	—	—	(19,675)	—	(19,675)
Other comprehensive income	—	—	—	—	—	1	—	—	1
Balance at June 30, 2021	18	$—	93,310	$93	$2,426,561	$—	$(2,364,948)	$—	$61,706

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at January 1, 2020	13	$—	57,980	$58	$2,299,186	$—	$(2,275,556)	$(5,758)	$17,930
Issuance of common stock, net of issuance costs	—	—	15,699	16	15,454	—	—	—	15,470
Conversion of Series X preferred stock to common stock	—	—	3	—	3	—	—	—	3
Equity-based compensation	—	—	—	—	1,167	—	—	—	1,167
Net loss	—	—	—	—	—	—	(12,186)	—	(12,186)
Balance at March 31, 2020	13	$—	73,682	$74	$2,315,810	$—	$(2,287,742)	$(5,758)	$22,384
Reclassification of Series X preferred stock from mezzanine equity	4	—	—	—	43,637	—	—	—	43,637
Equity-based compensation	—	—	—	—	1,002	—	—	—	1,002
Dissolution of majority-owned subsidiary	—	—	—	—	(1,949)	—	—	5,758	3,809
Exercise of stock options and shares issued under employee stock purchase plan	—	—	35	—	31	—	—	—	31
Net loss	—	—	—	—	—	—	(14,000)	—	(14,000)
Balance at June 30, 2020	17	$—	73,717	$74	$2,358,531	$—	$(2,301,742)	$—	$56,863

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(36,941)	$(26,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on dissolution of majority-owned subsidiary	—	3,774
Equity-based compensation	1,920	2,169
Depreciation and amortization	263	266
Provision for Italian VAT receivables and deposit	—	4,200
Other	(76)	(86)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	494	1,620
Accounts payable, accrued expenses and other liabilities	(30)	(5,766)
Net cash used in operating activities	(34,370)	(20,009)
Investing activities
Proceeds from maturities of short-term investments	12,000	2,500
Net cash provided by investing activities	12,000	2,500
Financing activities
Proceeds from the public offering of common stock and Series X1 preferred stock, net of issuance costs	53,567	—
Proceeds from at-the-market equity offering, net of issuance costs	2,754	—
Proceeds from rights offering, net of issuance costs	—	59,108
Principal payments on debt	(2,667)	(2,667)
Proceeds from stock option exercises	144	30
Proceeds from sales of common stock under employee stock purchase plan	59	4
Net cash provided by financing activities	53,857	56,475
Net increase in cash and cash equivalents	31,487	38,966
Cash and cash equivalents at beginning of period	40,394	31,144
Cash and cash equivalents at end of period	$71,881	$70,110

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$129	$325

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2021 and 2020 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CTI and its majority-owned subsidiary, Aequus Biopharma, Inc., or Aequus, until its dissolution in June 2020. We had an approximately 60% interest in Aequus, and the remaining interest in Aequus not held by CTI was reported as noncontrolling interest in the condensed consolidated financial statements until its dissolution. All intercompany transactions and balances were eliminated in consolidation through the June 2020 Aequus dissolution. The accompanying condensed consolidated financial statements do not include the accounts of subsidiaries since July 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of loss contingencies in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, clinical accruals, income taxes, useful lives of equipment, commitments and contingencies, equity-based compensation forfeiture rates, collectability of receivables and impairment of investments. Given the global economic climate and additional or unforeseen effects from the ongoing COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.

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

Over the next year and in the normal course of business, we will need to continue to conduct research, development, testing and regulatory compliance activities with respect to pacritinib and prepare for potential commercialization, and in the course of such activities, we will incur general and administrative expenses. Additional business activities will include procuring manufacturing and drug supply services, the costs of which, together with our projected general and administrative expenses, are expected to result in operating losses for the foreseeable future. We have incurred a net operating loss every year since our formation. As of June 30, 2021, we had an accumulated deficit of $2.4 billion, and we expect to continue to incur net losses for the foreseeable future. Our available cash and cash equivalents were $71.9 million as of June 30, 2021. We expect that our present financial resources will be sufficient to meet our obligations as they come due and to fund our operations into the fourth quarter of 2021. Based on our evaluation completed pursuant to Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, these factors raise substantial doubt about our ability to continue as a going concern.

Accordingly, we will need to acquire additional funds in order to develop our business and continue the development and prepare for the potential commercialization of pacritinib. The amount of funds that we will ultimately require will depend, in part, upon: regulatory approval developments and the extent, if any, to which we are required to conduct additional clinical trials; competitive market developments which require us to alter our business practices; and other unplanned expenses or business developments. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding obtained through the sale of such shares of common stock or otherwise may not be sufficient, available on favorable terms or available at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and the commercial capabilities that we are developing to support a potential drug approval, be required to reduce our general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations at affordable rates with competitive terms, have to refrain from making our contractually required payments when due (including debt payments) and/or may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. The amount of financing we require is dependent upon many factors relating to drug approval status and our commercialization plans, as well as our clinical trials. These factors include the number of clinical trial sites in a given clinical trial, the number of patients treated in a given clinical trial, the pace of patient enrollment and other matters that may impact clinical development, including changes to a clinical trial that we may initiate or that may be requested by the FDA or other regulators. There can be no assurance as to the amount of funding necessary to fund the development of pacritinib to completion or that we will be able to obtain this funding. In addition, our ability to comply with covenants under our loan and security agreement with Silicon Valley Bank, or SVB, may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants, including a material adverse change in our business, operations or condition (financial or otherwise), could result in an event of default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. The accompanying condensed consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Cash, Cash Equivalents and Short-term Investments

As of June 30, 2021, our cash and cash equivalents consisted of cash and money market funds. As of December 31, 2020, our cash, cash equivalents and short-term investments consisted of cash, money market funds and corporate debt securities. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value, with Level 1 having the highest priority and Level 3 having the lowest:

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

We measure the fair value of money market funds based on the closing price reported by the fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of June 30, 2021 and December 31, 2020. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2021			December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains / Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$142	$—	$142	$385
Level 1 securities:
Money market funds	71,739	—	71,739	40,009
Level 2 securities:
Corporate debt securities	—	—	—	12,057
Total cash, cash equivalents and short-term investments	$71,881	$—	$71,881	$52,451

Equity-based compensation

Equity-based compensation expense is recognized over the requisite service periods on awards ultimately expected to vest. We apply estimated forfeiture rates at the time of grant and make revisions, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based stock options and restricted stock, we record compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. We recorded equity-based compensation expense of $1.0 million for each of the three months ended June 30, 2021 and 2020, and $1.9 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively. All equity-based compensation expense was related to option awards, and substantially all of the expense was included in General and administrative expenses for the periods presented.

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

Common shares underlying stock awards, warrants and convertible preferred stock aggregating 76.2 million shares and 59.7 million shares for the three months ended June 30, 2021 and 2020, respectively, and 72.6 million shares and 45.0 million shares for the six months ended June 30, 2021 and 2020, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Recently Adopted Accounting Standards

In August 2020, the FASB issued new accounting guidance for convertible instruments which eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. Separate accounting is still required in certain cases. For smaller reporting companies, the guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted in fiscal years beginning after December 15, 2020. We early adopted this guidance as of January 1, 2021. In April 2021, as discussed in “Note 4. Equity Transactions”, we completed the public offering of our common stock and our Series X1 Preferred Stock. No beneficial conversion feature was recognized on Series X1 Preferred Stock upon issuance as a result of adopting this guidance.

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

2. Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Right-of-use assets	$1,467	$2,149
Clinical trial deposits	770	770
Other	—	278
Total other assets	$2,237	$3,197

3. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Operating lease liabilities, current portion	$1,941	$2,194
End-of-facility lender fee (1)	1,440	1,440
Other current obligations	495	121
Total other current liabilities	$3,876	$3,755

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

For the six months ended June 30, 2021, we sold 0.9 million shares of our common stock for net proceeds of approximately $2.8 million under the Sale Agreement.

Public Offering of Common Stock and Series X1 Preferred Stock

In April 2021, we completed the public offering of our common stock and our Series X1 Preferred Stock, or the Offering, whereby we issued 14,260,800 shares of our common stock, par value $0.001 per share, at a public offering price of $2.50 per share, and 600 shares of our Series X1 Preferred Stock, par value $0.001 per share, at a public offering price of $25,000 per share. In addition, we granted the underwriters a 30-day option to purchase up to additional 2,139,120 shares of our common stock on the same terms and conditions, which was exercised in full in April 2021. The net proceeds to us from the Offering, after deducting underwriting discounts and offering expenses, were approximately $53.6 million. No beneficial conversion feature was recognized upon issuance of our Series X1 Preferred Stock due to the adoption of ASU 2020-06 in the first quarter of 2021.

At the time of issuance of our Series X1 Preferred Stock, the carrying amount of our Series X1 Preferred Stock was initially classified as mezzanine equity in the condensed consolidated balance sheet since we did not have an adequate number of shares of authorized common stock to satisfy the number of required shares under the conversion option of our Series X1 Preferred Stock. In June 2021, our stockholders approved an increase in the number of shares of authorized common stock, and as such, we can now control settlement of the conversion option's exercise by delivering shares. Accordingly, the carrying amount of our Series X1 Preferred Stock was reclassified to permanent equity as of June 2021.

BVF Partners L.P., or BVF, an existing stockholder of the Company, was one of the investors in the Offering. In connection with the Offering, BVF purchased 2.0 million shares of our common stock and 600 shares of our Series X1 Preferred Stock. As of June 30, 2021, BVF beneficially owned approximately 9.6% of our outstanding common stock. Matthew D. Perry, a member of our Board, is the President of BVF and portfolio manager for the underlying funds managed by the firm. No shares of our Series X1 Preferred Stock were converted into our common stock during the three and six months ended June 30, 2021. There were 600 shares of our Series X1 Preferred Stock outstanding as of June 30, 2021.

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

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.3 million, or approximately $5.2 million converted using the currency exchange rate as of June 30, 2021, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. We have not recorded this contingent liability in the financial statements as we do not believe the potential payment to the ITA is probable at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “assume,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecast,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “target” or “will” or the negative thereof, variations thereof and similar expressions. These forward-looking statements include, but are not limited to, statements about:

•our expectations regarding sufficiency of cash resources, cash expenditures, sources of cash flows and other projections, product manufacturing and sales, research and development expenses, general and administrative expenses and additional losses;
•our ability to obtain funding for our operations;
•the timing of, and our ability to develop, commercialize, and obtain regulatory approval of pacritinib, including potential accelerated approval of pacritinib as a treatment for myelofibrosis patients with severe thrombocytopenia, and other development programs we may pursue in the future;
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

In September 2020, we reached an agreement with the U.S. Food and Drug Administration, or FDA, to submit a New Drug Application, or NDA, for the potential accelerated approval of pacritinib as a treatment for myelofibrosis patients with severe thrombocytopenia, and in March 2021 we completed our rolling NDA submission. The NDA is based on the available data from our completed Phase 3 PERSIST-1 and PERSIST-2 trials and the Phase 2 PAC203 dose-ranging trial. As agreed with the FDA, the PACIFICA Phase 3 trial will be completed as a post-approval commitment. In May 2021, the FDA accepted our NDA and granted pacritinib Priority Review, with the Prescription Drug User Fee Act target action date set for November 30, 2021. The FDA is not currently planning to hold an advisory committee meeting to discuss the NDA.

PACIFICA Phase 3 Trial

In January 2020, we received the FDA's preliminary comments from a Type A meeting request and reached an agreement on the final design changes to our PACIFICA pivotal Phase 3 clinical trial, including changes to the statistical analysis plan that would allow for an accelerated approval pathway for pacritinib. We have amended our PACIFICA Phase 3 trial protocol, to allow for the primary analysis of Spleen Volume Reduction, or SVR, rate on the first 168 patients, with an end-of-study analysis of Total Symptom Score, or TSS, and Overall Survival, or OS, following the full enrollment of 348 patients. Enrollment in this trial has recently improved due to the abatement of the COVID-19 pandemic, and we now expect to report top-line data in 2022.

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

As a JAK2, IRAK1 and CSF1R inhibitor, pacritinib may ameliorate the effects of cytokine storm, a pathological immune reaction that can be triggered in COVID-19 leading to serious complications, including acute respiratory distress syndrome, or ARDS. Multiple inflammatory cytokines are upregulated in patients with severe COVID-19, including IL-1 and IL-6, and some patients have evidence of over-active macrophage activation. As a JAK2/IRAK1 inhibitor, pacritinib may ameliorate the effects of cytokine storm via inhibition of IL-6 and IL-1 signaling. Furthermore, as a CSF1R inhibitor, pacritinib may mitigate effects of macrophage activation syndrome.

aGvHD Phase 1 Trial

In March 2021, results were published from an Investigator Sponsored Phase 1 study conducted by Joseph Pidala, MD, PhD (Moffitt Cancer Center), and Brian C. Betts, MD (Masonic Cancer Center at the University of Minnesota), evaluating pacritinib, an investigational oral kinase inhibitor with specificity for JAK2, for the prevention of acute graft-versus-host disease (aGvHD). The results demonstrated that pacritinib, combined with sirolimus and low-dose tacrolimus (PAC/SIR/TAC), has a promising safety profile and exhibits preliminary therapeutic activity in preventing aGvHD after allogeneic hematopoietic cell transplantation from HLA matched related and unrelated donors. The Phase 2 portion of the trial, designed to evaluate the therapeutic effect of pacritinib in combination with sirolimus and low-dose tacrolimus for aGvHD prevention, is ongoing.

We face numerous risks in connection with clinical development of pacritinib generally and with respect to the potentially expedited FDA regulatory approval process specifically. For more information, see Part I, Item 1A, “Risk Factors – Risks Related to the Development, Clinical Testing and Regulatory Approval of Our Product Candidates” of our Annual Report on Form 10-K for the year ended December 31, 2020.

We have historically funded our operations through the sale of equity securities, funding received from our licensees and collaborators and debt financing. We do not expect to achieve or sustain profitability for the foreseeable future. We had a net loss of $36.9 million for the six months ended June 30, 2021 and an accumulated deficit of $2.4 billion as of June 30, 2021, primarily from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. We believe that our cash and cash equivalents will be sufficient to fund our projected operations into the fourth quarter of 2021. This raises substantial doubt about our ability to continue as a going concern. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment.

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

The risks and uncertainties associated with completing development on schedule and the consequences to operations, financial position and liquidity if the project is not timely completed are discussed in more detail in our risk factors, which can be found in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Financial Summary

Loss from operations was $19.5 million and $10.0 million for the three months ended June 30, 2021 and 2020, respectively, and $36.6 million and $21.9 million for the six months ended June 30, 2021 and 2020, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of June 30, 2021, our cash and cash equivalents were $71.9 million.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2021 and 2020

Operating Costs and Expenses

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pacritinib	$7,454	$4,856	$15,423	$6,591
Unallocated operating expenses	1,839	1,343	3,314	2,872
Total research and development expenses	$9,293	$6,199	$18,737	$9,463

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing our compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. Cumulative to date external direct costs incurred by us as of June 30, 2021 were $198.8 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO).

Research and development expenses were $9.3 million and $18.7 million for the three and six months ended June 30, 2021, respectively, compared to $6.2 million and $9.5 million for the same periods in 2020. The increase between the three-month periods ended June 30, 2021 and 2020 was primarily attributable to a $3.6 million increase in regulatory and other costs which included activities related to the NDA submission for pacritinib and continued development of pacritinib, and a $0.5 million increase in additional staffing, offset by a $0.9 million decrease in the PRE-VENT Phase 3 trial and a $0.1 million decrease in costs related to the PACIFICA Phase 3 trial. The increase between the six-month periods ended June 30, 2021 and 2020 was primarily attributable to a $1.3 million increase in costs related to the PACIFICA Phase 3 trial, a $7.4 million increase in professional services which included regulatory and other costs related to the NDA submission for pacritinib, and a $0.5 million increase in costs related to the PRE-VENT Phase 3 trial.

General and administrative expenses. General and administrative expenses were $10.2 million and $17.8 million for the three and six months ended June 30, 2021 compared to $3.8 million and $8.3 million for the same periods in 2020. Substantially all of the increase between the three-month and six-month periods ended June 30, 2021 and 2020 was attributable to activities associated with preparation for the potential commercialization of pacritinib, which included, among other things, additional staffing, professional services, legal and consulting, and infrastructure.

Other operating expenses. Other operating expense of $4.2 million for the six months ended June 30, 2020 was related to a full provision for the uncollectability of our Italian VAT receivables and deposit. There was no such expense for the three and six months ended June 30, 2021 or for the three months ended June 30, 2020.

Non-Operating Income and Expenses

Interest income. Interest income was $8,000 and $19,000 for the three and six months ended June 30, 2021, respectively, and $43,000 and $0.2 million for the three and six months ended June 30, 2020, respectively. Interest income was related to our short-term investments and cash equivalent securities. The change was primarily related to decreases in cash equivalent securities and interest rates between periods.

Interest expense. Interest expense was $45,000 and $0.1 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively. Interest expense was related to our secured term loan. The change between periods was primarily related to a lower average loan principal balance outstanding.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.1 million and $0.3 million for each of the three and six months ended June 30, 2021 and 2020, respectively, was related to our secured term loan.

Loss on dissolution of majority-owned subsidiary. A loss of $3.8 million for the three and six months ended June 30,
2020 was related to a loss recognized upon dissolution of our majority-owned subsidiary, Aequus Biopharma, Inc. There was no such expense for the comparable periods in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from the sales and the issuance of equity securities, payments pursuant to license and collaboration agreements and the incurrence of debt. As of June 30, 2021, we had $71.9 million in cash and cash equivalents.

Public Offering of Common Stock and Series X1 Preferred Stock. In April 2021, we issued 16.4 million shares of our common stock at a $2.50 per share price and 600 shares of our Series X1 Preferred Stock at a $25,000 per share price, collecting net proceeds of approximately $53.6 million upon completion of the public offering.

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

Loan Agreement. In November 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB. As of June 30, 2021, we had an outstanding principal balance under our secured term loan agreement of $2.2 million. We are required to pay interest plus principal payments in the approximate amount of $0.5 million per month until November 1, 2021, with the final principal plus interest payment totaling approximately $0.4 million as well as a back-end fee of $1.4 million. These borrowings are secured by a first priority security interest on substantially all of our personal property except our intellectual property and subject to certain other exceptions. In addition, the secured term loan agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required loan payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities increased to $34.4 million during the six months ended June 30, 2021 compared to $20.0 million for the same period in 2020. The increase was primarily due to increases in research and development and general and administrative expenses associated with continued development and preparation for the potential commercialization of pacritinib.

Net cash provided by investing activities. Net cash provided by investing activities was $12.0 million and $2.5 million during the six months ended June 30, 2021 and 2020, respectively. The change was due to the amounts of short-term investments matured between periods.

Net cash provided by financing activities. Net cash provided by financing activities was $53.9 million and $56.5 million during the six months ended June 30, 2021 and 2020, respectively. The change was primarily attributable to the net proceeds from the completion of our public offering of common stock and Series X1 Preferred Stock in April 2021 and from the completion of our rights offering in March 2020.

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

Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that, as of the date of the filing of this Quarterly Report on Form 10-Q, our present financial resources will be sufficient to fund our operations into the fourth quarter of 2021. This raises substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the fourth quarter of 2021 and to continue as a going concern thereafter. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. Further, we have incurred net losses since inception and expect to generate losses for the foreseeable future, primarily due to research and development costs for pacritinib. Because of our reacquisition of worldwide rights for pacritinib, we are no longer eligible to receive cost sharing or milestone payments for pacritinib’s development from Baxalta, and losses related to research and development for pacritinib have increased. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of June 30, 2021, our available cash and cash equivalents totaled $71.9 million, and we had an outstanding principal balance under our secured term loan agreement of $2.2 million.

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

Capital Requirements

We will need to acquire additional funds in order to develop our business and continue the development and commercialization of pacritinib. We may seek to raise such capital through public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and/or reduce our general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection. Our future capital requirements will depend on many factors, including:

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
Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements, Note 5. Contingencies” of this report for information regarding material pending legal proceedings.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
3.1	Certification of Designation of Preferences, Rights and Limitations of Series X1 Convertible Preferred Stock	8-K	000-28386	3.1	April 6, 2021
3.2	Amended and Restated Certificate of Incorporation of CTI BioPharma Corp.	S-8	333-257174	4.1	June 17, 2021
10.1*	CTI BioPharma Corp. Amended and Restated 2017 Equity Incentive Plan	8-K	000-28386	10.1	June 7, 2021
10.2*	CTI BioPharma Corp. Amended and Restated 2007 Employee Stock Purchase Plan	8-K	000-28386	10.2	June 7, 2021
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.
32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
* Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: August 5, 2021	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: August 5, 2021	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer