Form 10-Q
period 2021-09-30
CTI BIOPHARMA CORP
filed 2021-11-12
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 28, 2021
Common Stock, par value $0.001 per share	96,692,424

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$95,276	$40,394
Short-term investments	—	12,057
Prepaid expenses and other current assets	3,769	1,874
Total current assets	99,045	54,325
Property and equipment, net	308	719
Other assets	1,877	3,197
Total assets	$101,230	$58,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,784	$1,637
Accrued expenses	10,444	7,191
Current portion of long-term debt	47,240	4,455
Other current liabilities	2,874	3,755
Total current liabilities	62,342	17,038
Long-term liabilities	—	1,174
Total liabilities	62,342	18,212
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333 as of September 30, 2021 and December 31, 2020
Series O Preferred Stock, 12,575 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (Aggregate liquidation preference of $25,150 as of September 30, 2021 and December 31, 2020)	—	—
Series X Preferred Stock, 4,092 shares and 4,429 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (Aggregate liquidation preference of $40,920 and $44,290 as of September 30, 2021 and December 31, 2020, respectively)	—	—
Series X1 Preferred Stock, 600 shares and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (Aggregate liquidation preference of $15,000 as of September 30, 2021)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 266,500,000 and 166,500,000 as of September 30, 2021 and December 31, 2020, respectively
Issued and outstanding shares - 96,679,923 and 75,896,884 as of September 30, 2021 and December 31, 2020, respectively	97	76
Additional paid-in capital	2,427,918	2,367,958
Accumulated other comprehensive income	—	2
Accumulated deficit	(2,389,127)	(2,328,007)
Total stockholders' equity	38,888	40,029
Total liabilities and stockholders' equity	$101,230	$58,241
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating costs and expenses:
Research and development	$9,717	$6,994	$28,454	$16,457
Selling, general and administrative	13,664	4,052	31,503	12,316
Other operating expenses	—	—	—	4,200
Total operating costs and expenses	23,381	11,046	59,957	32,973
Loss from operations	(23,381)	(11,046)	(59,957)	(32,973)
Non-operating income (expense):
Interest income	9	25	28	187
Interest expense	(531)	(115)	(644)	(419)
Amortization of debt discount and issuance costs	(131)	(131)	(391)	(391)
Foreign exchange (loss) gain	(7)	4	(18)	(79)
Loss on dissolution of majority-owned subsidiary	—	—	—	(3,774)
Other non-operating expense	(138)	—	(138)	—
Total non-operating expense, net	(798)	(217)	(1,163)	(4,476)
Net loss	$(24,179)	$(11,263)	$(61,120)	$(37,449)
Basic and diluted net loss per common share	$(0.26)	$(0.15)	$(0.70)	$(0.54)
Shares used in calculation of basic and diluted net loss per common share	93,823	73,712	87,574	69,966

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(24,179)	$(11,263)	$(61,120)	$(37,449)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	—	3	(2)	3
Other comprehensive income (loss)	—	3	(2)	3
Comprehensive loss	$(24,179)	$(11,260)	$(61,122)	$(37,446)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Interest	Equity
Balance at January 1, 2021	17	$—	75,897	$76	$2,367,958	$2	$(2,328,007)	$—	$40,029
Issuance of common stock, net of issuance costs	—	—	858	1	2,961	—	—	—	2,962
Equity-based compensation	—	—	—	—	932	—	—	—	932
Cancellation of restricted stock	—	—	(4)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(17,266)	—	(17,266)
Other comprehensive loss	—	—	—	—	—	(3)	—	—	(3)
Balance at March 31, 2021	17	$—	76,751	$77	$2,371,851	$(1)	$(2,345,273)	$—	$26,654
Issuance of common stock and Series X1 preferred stock, net of issuance costs	1	—	16,400	16	53,537	—	—	—	53,553
Equity-based compensation	—	—	—	—	988	—	—	—	988
Exercise of stock options and shares issued under employee stock purchase plan	—	—	159	—	185	—	—	—	185
Net loss	—	—	—	—	—	—	(19,675)	—	(19,675)
Other comprehensive income	—	—	—	—	—	1	—	—	1
Balance at June 30, 2021	18	$—	93,310	$93	$2,426,561	$—	$(2,364,948)	$—	$61,706
Conversion of Series X preferred stock to common stock	(1)	—	3,370	4	(4)	—	—	—	—
Equity-based compensation	—	—	—	—	1,361	—	—	—	1,361
Net loss	—	—	—	—	—	—	(24,179)	—	(24,179)
Balance at September 30, 2021	17	$—	96,680	$97	$2,427,918	$—	$(2,389,127)	$—	$38,888

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at January 1, 2020	13	$—	57,980	$58	$2,299,186	$—	$(2,275,556)	$(5,758)	$17,930
Issuance of common stock, net of issuance costs	—	—	15,699	16	15,454	—	—	—	15,470
Conversion of Series X preferred stock to common stock	—	—	3	—	3	—	—	—	3
Equity-based compensation	—	—	—	—	1,167	—	—	—	1,167
Net loss	—	—	—	—	—	—	(12,186)	—	(12,186)
Balance at March 31, 2020	13	$—	73,682	$74	$2,315,810	$—	$(2,287,742)	$(5,758)	$22,384
Reclassification of Series X preferred stock from mezzanine equity	4	—	—	—	43,637	—	—	—	43,637
Equity-based compensation	—	—	—	—	1,002	—	—	—	1,002
Dissolution of majority-owned subsidiary	—	—	—	—	(1,949)	—	—	5,758	3,809
Exercise of stock options and shares issued under employee stock purchase plan	—	—	35	—	31	—	—	—	31
Net loss	—	—	—	—	—	—	(14,000)	—	(14,000)
Balance at June 30, 2020	17	$—	73,717	$74	$2,358,531	$—	$(2,301,742)	$—	$56,863
Equity-based compensation	—	—	—	—	1,216	—	—	—	1,216
Net loss	—	—	—	—	—	—	(11,263)	—	(11,263)
Other comprehensive income	—	—	—	—	—	3	—	—	3
Balance at September 30, 2020	17	$—	73,717	$74	$2,359,747	$3	$(2,313,005)	$—	$46,819

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(61,120)	$(37,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on dissolution of majority-owned subsidiary	—	3,774
Equity-based compensation	3,281	3,385
Depreciation and amortization	395	399
Provision for Italian VAT receivables and deposit	—	4,200
Other	(52)	(122)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	856	2,267
Accounts payable, accrued expenses and other liabilities	1,769	(7,839)
Net cash used in operating activities	(54,871)	(31,385)
Investing activities
Purchases of short-term investments	—	(12,100)
Proceeds from maturities of short-term investments	12,000	2,500
Net cash provided by (used in) investing activities	12,000	(9,600)
Financing activities
Gross proceeds from public offering of common stock and Series X1 preferred stock	56,000	—
Cash paid for offering costs - public offering of common stock and Series X1 preferred stock	(2,447)	—
Gross proceeds from at-the-market equity offering	3,064	—
Cash paid for offering costs - at-the-market equity offering	(411)	—
Gross proceeds from rights offering	—	59,991
Cash paid for offering costs - rights offering	—	(883)
Gross proceeds from DRI Credit Agreement	50,000	—
Cash paid for issuance costs - DRI Credit Agreement	(1,806)	—
Cash paid for issuance costs - DRI Royalty Financing Agreement	(521)	—
Repayment of Silicon Valley Bank debt	(6,329)	(4,000)
Proceeds from stock option exercises	144	30
Proceeds from sales of common stock under employee stock purchase plan	59	4
Net cash provided by financing activities	97,753	55,142
Net increase in cash and cash equivalents	54,882	14,157
Cash and cash equivalents at beginning of period	40,394	31,144
Cash and cash equivalents at end of period	$95,276	$45,301

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$158	$448

Supplemental disclosure of noncash activities
Conversion of preferred stock to common stock	$3,370	$—

See accompanying notes.

CTI BIOPHARMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., also referred to collectively in this Quarterly Report on Form 10-Q as “we,” “us,” “our,” the “Company” and “CTI,” is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their healthcare providers, where there is a significant unmet medical need. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is a significant unmet medical need. In particular, we are focused on evaluating pacritinib, our sole product candidate currently in active development, for the treatment of patients with myelofibrosis with a baseline platelet count of <50 x 109/L. Pacritinib is also being investigated for the prevention of acute graft versus host disease, or aGvHD, in an ongoing investigator-sponsored Phase 1/2 study.

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products requires approval from, and is subject to, ongoing oversight by the Food and Drug Administration, or FDA, in the United States, the European Medicines Agency, or the EMA, in the European Union, or the EU, and comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and may involve the expenditure of substantial resources.

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2021 and 2020 has been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2021.

The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Over the next year and in the normal course of business, we will need to continue to conduct research, development, testing and regulatory compliance activities and prepare for potential commercialization with respect to pacritinib, and in the course of such activities, we will incur selling, general and administrative expenses. Additional business activities will include procuring manufacturing and drug supply services, the costs of which, together with our projected selling, general and administrative expenses, are expected to result in operating losses for the foreseeable future.We have incurred a net operating loss every year since our formation. As of September 30, 2021, we had an accumulated deficit of $2.4 billion, and we expect to continue to incur net losses for the foreseeable future. Our available cash and cash equivalents were $95.3 million as of September 30, 2021. We expect that our present financial resources will be sufficient to meet our obligations as they come due and to fund our operations into the second quarter of 2022. Based on our evaluation completed pursuant to Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, these factors raise substantial doubt about our ability to continue as a going concern.

We will require additional capital in order to pursue our strategic objectives. We expect to satisfy our capital needs through existing capital balances and some combination of public or private equity financings, partnerships, collaborations, joint ventures, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and commercialization efforts and/or reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

Our future capital requirements will depend on many factors, including: the cost of manufacturing clinical supplies of our product candidates or of establishing commercial supplies of any products that we may develop in the future; developments in and expenses associated with our research and development activities; our clinical development plans and any changes that we may initiate or that may be requested by the FDA or other regulators as we seek product approval; acquisitions or collaborations with respect to compounds or other assets; competitive market developments; disruptions or other delays to our business and clinical trials resulting from the ongoing worldwide COVID-19 pandemic; and other unplanned business developments.

In addition, our ability to comply with covenants under our Credit Agreement with Drug Royalty III LP 2 may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants, including a material adverse change in our business, operations or condition (financial or otherwise), could result in an event of default under the Credit Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. The accompanying condensed consolidated financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty.

Cash, Cash Equivalents and Short-term Investments

As of September 30, 2021, our cash and cash equivalents consisted of cash and money market funds. As of December 31, 2020, our cash, cash equivalents and short-term investments consisted of cash, money market funds and corporate debt securities. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value, with Level 1 having the highest priority and Level 3 having the lowest:

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

We measure the fair value of money market funds based on the closing price reported by the fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of September 30, 2021 and December 31, 2020. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2021			December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains / Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$354	$—	$354	$385
Level 1 securities:
Money market funds	94,922	—	94,922	40,009
Level 2 securities:
Corporate debt securities	—	—	—	12,057
Total cash, cash equivalents and short-term investments	$95,276	$—	$95,276	$52,451

Equity-based compensation

Equity-based compensation expense is recognized over the requisite service periods on awards ultimately expected to vest. We apply estimated forfeiture rates at the time of grant and make revisions, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based stock options and restricted stock, we record compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. We recorded equity-based compensation expense of $1.4 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $3.3 million and $3.4 million for the nine months ended September 30, 2021 and 2020, respectively. All equity-based compensation expense was related to option awards, and substantially all of the expense was included in Selling, general and administrative expenses for the periods presented.

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

Common shares underlying stock awards, warrants and convertible preferred stock aggregating 77.6 million shares and 68.8 million shares for the three months ended September 30, 2021 and 2020, respectively, and 74.3 million shares and 53.0 million shares for the nine months ended September 30, 2021 and 2020, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board, or FASB, issued new accounting guidance for convertible instruments which eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. Separate accounting is still required in certain cases. For smaller reporting companies, the guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted in fiscal years beginning after December 15, 2020. We early adopted this guidance as of January 1, 2021. In April 2021, as discussed in “Note 5. Equity Transactions,” we completed the public offering of our common stock and our Series X1 Preferred Stock. No beneficial conversion feature was recognized on Series X1 Preferred Stock upon issuance as a result of adopting this guidance.

Recently Issued Accounting Standards

In March 2020, the FASB issued new accounting guidance to provide temporary optional expedients to ease the potential burden in accounting for reference rate reform. The guidance includes an optional expedient that simplifies accounting for contract modifications to loans receivable and debt, by prospectively adjusting the effective interest rate. The accounting guidance is effective as of March 12, 2020 through December 31, 2022. As discussed in “Note 4. Debt Financing Arrangements,” in August 2021, we entered into the Credit Agreement, which has an interest rate that is referenced to the London Interbank Offered Rate, or LIBOR. We plan to elect the optional expedient for our credit facility by prospectively adjusting the effective interest rate if the cessation of the LIBOR occurs. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

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

Reclassification

Certain prior year items have been reclassified to conform to current year presentation.

2. Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Right-of-use assets	$1,107	$2,149
Clinical trial deposits	770	770
Other	—	278
Total other assets	$1,877	$3,197

3. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Operating lease liabilities, current portion	$1,379	$2,194
End-of-facility lender fee (1)	1,000	1,440
Other current obligations	495	121
Total other current liabilities	$2,874	$3,755

(1) The end-of-facility lender fee as of September 30, 2021 represents an amount payable to Drug Royalty III LP 2, or DRI, upon repayment of our secured term loan under the Credit Agreement with DRI. The end-of-facility lender fee as of December 31, 2020 represents an amount payable to Silicon Valley Bank upon repayment of our secured term loan, which was repaid in August 2021. See “Note 4. Debt Financing Arrangements” for additional information.

4. Debt Financing Arrangements

Silicon Valley Bank

In August 2021, in connection with the Credit Agreement we entered into with Drug Royalty III LP 2 as discussed below, we repaid the then-outstanding principal balance of $1.3 million under our loan agreement with Silicon Valley Bank in full, along with the end-of-facility lender fee of $1.4 million and the prepayment premium of $40,000. Accordingly, with respect to the loan agreement with Silicon Valley Bank, among other things, (1) all obligations have been paid, satisfied, released and discharged in full, (2) all unfunded commitments to make credit extensions or financial accommodations to us or any other person under the loan agreement have been automatically and irrevocably terminated, and (3) all related documents have been automatically and irrevocably terminated (other than with respect to customary provisions and agreements that are expressly specified to survive the termination). Upon full repayment of the principal in August 2021, we recorded a loss on debt extinguishment of $0.1 million in Other non-operating expense for the three and nine months ended September 30, 2021.

Drug Royalty III LP 2

Credit Agreement

In August 2021, we entered into a Credit Agreement with Drug Royalty III LP 2, or DRI, as lender and as administrative agent for the lenders, and received a term loan in the principal amount of $50.0 million under the Credit Agreement, or the Term Loan, with a maturity date of August 25, 2026. The Credit Agreement provides for quarterly interest-only payments until the maturity date, with the unpaid principal amount of the Term Loan due and payable on the maturity date. The Term Loan bears interest at a rate equal to the greater of (i) 1.75% per annum and (ii) the three-month LIBOR rate, plus 8.25% (or, upon the occurrence of and during the continuance of any event of default, plus 10.25% per annum). Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our assets, subject to certain exceptions.

We are required to make mandatory prepayments of the Term Loan with the proceeds of certain asset sales, certain pacritinib out-licensing or royalty monetization transactions (excluding the Royalty Sale contemplated under the Royalty Purchase Agreement discussed below), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events, subject to certain exceptions. We may make voluntary prepayments in whole or in part. Prepayments prior to the fourth anniversary of the closing date are subject to a prepayment premium, which declines over time following the second anniversary of the closing date. Upon the prepayment or repayment, including at maturity, of all or any portion of the Term Loan, we are obligated to pay an exit fee in an amount equal to 2.00% of the principal amount of the Term Loan prepaid or repaid, which is recorded in Other current liabilities. See “Note 3. Other Current Liabilities” for additional information. In addition, the Term Loan was subject to a 1.00% commitment fee due and payable on the closing date.

The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this nature, as well as customary events of default. Certain of the customary negative covenants limit our ability to, among other things, grant liens, make investments, incur additional indebtedness, dispose of assets, license certain property, distribute dividends, make certain restricted payments, change the nature of our business, engage in transactions with affiliates and insiders, prepay other indebtedness, or engage in sale and leaseback transactions, subject to certain exceptions. The Credit Agreement also contains a minimum liquidity covenant requiring us to maintain at least $10.0 million of unrestricted cash and cash equivalents, subject to certain exceptions. A failure to comply with the covenants in the Credit Agreement could permit the Lenders under the Credit Agreement to declare the outstanding principal as well as accrued interest and fees to be immediately due and payable.

As of September 30, 2021, we had an outstanding Term Loan principal balance of $50.0 million under the Credit Agreement. In connection with the Credit Agreement, we recorded debt discount and debt issuance costs of $1.5 million and $1.3 million, respectively, of which $1.5 million and $1.3 million were unamortized as of September 30, 2021, respectively. The Credit Agreement contains certain settlement provisions which, if deemed probable, would result in the recognition of an embedded feature. However, we do not believe such provisions are probable at this time.

All amounts due under the Credit Agreement have been recorded in current liabilities on the condensed consolidated balance sheet as of September 30, 2021 due to the considerations discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies - Liquidity” and the assessment that the events of default clause, which includes a material adverse effect provision under the Credit Agreement, is not within our control. We have not been notified of an event of default by DRI as of the date of the filing of this Quarterly Report on Form 10-Q.

Royalty Financing Agreement

In connection with the Credit Agreement discussed above, we entered into a Purchase and Sale Agreement with DRI, or the Royalty Financing Agreement, pursuant to which we sold to DRI the right to receive certain royalty payments from us for a purchase price of up to $85.0 million in cash. Under the Royalty Financing Agreement, DRI is entitled to receive tiered, sales based royalties on net product sales of pacritinib in the United States in an amount equal to: (i) 9.60% of annual net sales of pacritinib in the United States for annual net sales up to $125 million, (ii) 4.50% of annual net sales of pacritinib in the United States for annual net sales between $125 million and $175 million, and (iii) 0.50% of annual net sales of pacritinib in the United States for annual net sales between $175 million and $400 million. No royalty payments are payable on annual net sales of pacritinib in the United States over $400 million.

DRI will fund the upfront purchase price of $60.0 million upon approval of pacritinib by the FDA in the United States (subject to certain closing conditions) and will be required to provide up to $25.0 million of additional funding if certain minimum pacritinib sales thresholds are met in 2023, or sooner. If pacritinib is not approved by the FDA by May 2, 2022, then the Royalty Financing Agreement shall automatically terminate.

We will be required to make payments of amounts owed to DRI each calendar quarter from and after the first commercial sale of the applicable product in the United States. The transactions contemplated by the Royalty Financing Agreement are referred to herein as the Royalty Sale.

Under the Royalty Financing Agreement, we have agreed to specified affirmative and negative covenants, including without limitation covenants regarding periodic reporting of information by us to DRI, obligations to use commercially reasonable efforts to commercialize pacritinib in the United States and restrictions on the ability of the Company or any of its subsidiaries to incur certain indebtedness, which restrictions are eliminated after the earliest of: (i) the date on which the trailing twelve months’ of pacritinib sales equals at least $200 million, or (b) the date on which the Company’s market capitalization (determined on an as-converted basis) is at least $1.0 billion for 20 consecutive trading days or (c) DRI receiving royalty payments in an amount equal to 100% of their purchase price. The Royalty Financing Agreement also contains representations and warranties, other covenants, indemnification obligations, settlement clauses and other provisions customary for transactions of this nature.

We have evaluated the terms of the Royalty Financing Agreement and concluded that the features of the funding from DRI are similar to those of a debt instrument. Accordingly, we will account for the transaction as debt and the funding from DRI will be recorded as Royalty Financing Obligation on our condensed consolidated balance sheet. The Royalty Financing Obligation will be amortized over the expected repayment term using an effective interest rate method. The effective interest rate will be calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted net revenues which affects the repayment timing and ultimate amount of repayment. We will evaluate the effective interest rate quarterly based on our current revenue forecasts utilizing the prospective method.

5. Equity Transactions

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

For the nine months ended September 30, 2021, we sold 0.9 million shares of our common stock for net proceeds of approximately $2.7 million under the Sale Agreement.

Series X Preferred Stock

In March 2020, we completed a rights offering whereby we issued 15.7 million shares of our common stock and 4,429 shares of our Series X Preferred Stock. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 8. Equity Transactions” of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
During the three and nine months ended September 30, 2021, 337 shares of our Series X Preferred Stock were converted into 3.4 million shares of our common stock. There were 4,092 shares of our Series X Preferred Stock outstanding as of September 30, 2021.

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

BVF Partners L.P., or BVF, an existing stockholder of the Company, was one of the investors in the Offering. In connection with the Offering, BVF purchased 2.0 million shares of our common stock and 600 shares of our Series X1 Preferred Stock. As of September 30, 2021, BVF beneficially owned approximately 9.2% of our outstanding common stock. Matthew D. Perry, a member of our Board, is the President of BVF and portfolio manager for the underlying funds managed by the firm. No shares of our Series X1 Preferred Stock were converted into our common stock during the three and nine months ended September 30, 2021. There were 600 shares of our Series X1 Preferred Stock outstanding as of September 30, 2021.

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

6. Contingencies

In April 2009, December 2009 and June 2010, the Italian Tax Authority, or the ITA, issued notices of assessment to CTI - Sede Secondaria, or CTI (Europe), based on the ITA’s audit of CTI (Europe)’s value added tax, or VAT, returns for the years 2003, 2005, 2006 and 2007. The ITA audits concluded that CTI (Europe) did not collect and remit VAT on certain invoices issued to non-Italian clients for services performed by CTI (Europe). The assessments, including interest and penalties, for the years 2003, 2006 and 2007 are €0.7 million, €2.8 million and €0.9 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We have appealed all of the assessments and are defending ourselves against the assessments both on procedural grounds and on the merits of the cases, although we can make no assurances regarding the ultimate outcome of these cases. There have been no changes to the status of the legal proceedings surrounding each respective VAT year return at issue since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 14. Commitments and Contingencies” of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

If the final decision of the Italian Supreme Court is unfavorable to us, or if, in the interim, the ITA were to make a demand for payment and we were to be unsuccessful in suspending collection efforts, we may be requested to pay the ITA an amount up to €4.4 million, or approximately $5.1 million converted using the currency exchange rate as of September 30, 2021, including interest and penalties for the period lapsed between the date in which the assessments were issued and the date of effective payment. We have not recorded this contingent liability in the financial statements as we do not believe the potential payment to the ITA is probable at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “assume,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecast,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “target” or “will” or the negative thereof, variations thereof and similar expressions. These forward-looking statements include, but are not limited to, statements about:

•our expectations regarding sufficiency of cash resources, cash expenditures, sources of cash flows and other projections, research and development expenses, selling, general and administrative expenses and additional losses;
•our ability to obtain funding for our operations;
•the potential commercialization of pacritinib as a treatment for myelofibrosis patients with severe thrombocytopenia;
•our ability to develop, commercialize and obtain regulatory approval of pacritinib for other development programs we may pursue in the future;
•the design of our clinical trials and their anticipated enrollment;
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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers that offer a unique benefit to patients and their healthcare providers, where there is a significant unmet medical need. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We concentrate our efforts on treatments that target blood-related cancers where there is a significant unmet medical need. In particular, we are focused on evaluating pacritinib, our sole product candidate currently in active development, for the treatment of patients with myelofibrosis with a baseline platelet count of <50 x 109/L. Pacritinib is also being investigated for the prevention of acute graft versus host disease, or aGvHD, in an ongoing investigator-sponsored Phase 1/2 study.

Pacritinib is an oral kinase inhibitor with specificity for JAK2, IRAK1 and CSF1R. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, prevention of aGvHD, and chronic lymphocytic leukemia, or CLL, due to its inhibition of JAK2, IRAK1 and CSF1R. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

In September 2020, we reached an agreement with the U.S. Food and Drug Administration, or FDA, to submit a New Drug Application, or NDA, for the potential accelerated approval of pacritinib as a treatment for myelofibrosis patients with severe thrombocytopenia, and in March 2021 we completed our rolling NDA submission. The NDA was based on the available data from our completed Phase 3 PERSIST-1 and PERSIST-2 trials and the Phase 2 PAC203 dose-ranging trial. In May 2021, the FDA accepted our NDA and granted pacritinib Priority Review, with the Prescription Drug User Fee Act target action date set for November 30, 2021. As agreed with the FDA, the PACIFICA Phase 3 trial will be completed as a post-marketing requirement.

PACIFICA Phase 3 Trial

In January 2020, we received the FDA's preliminary comments from a Type A meeting request and reached an agreement on the final design changes to our PACIFICA pivotal Phase 3 clinical trial, including changes to the statistical analysis plan that would allow for a potential accelerated approval pathway for pacritinib. We have amended our PACIFICA Phase 3 trial protocol, to allow for the primary analysis of Spleen Volume Reduction, or SVR, rate on the first 168 patients, with an end-of-study analysis of Total Symptom Score, or TSS, and Overall Survival, or OS, following the full enrollment of

348 patients. Enrollment in this trial has recently improved due to the abatement of the COVID-19 pandemic, and we now expect to report top-line SVR data from the first 168 patients in the second half of 2022.

PRE-VENT Phase 3 Trial

In April 2020, in response to the public health crisis due to the global COVID-19 pandemic, we initiated PRE-VENT, a Phase 3 trial evaluating pacritinib in hospitalized patients with severe COVID-19. PRE-VENT, a randomized, double-blind, placebo-controlled multicenter study will compare pacritinib plus Standard of Care, or SOC, versus placebo plus SOC in hospitalized patients with severe COVID-19, including those with a current or prior diagnosis of cancer. The primary endpoint of the trial will assess the proportion of patients who progress to invasive mechanical ventilation and/or extracorporeal membrane oxygenation or die by Day 28. We commenced enrollment of PRE-VENT in the second quarter of 2020 in the United States and reported topline data from final analysis from the PRE-VENT trial in early October 2021. As a statistically significant improvement in the primary endpoint of progression to invasive mechanical ventilation and/or extracorporeal membrane oxygenation or death by Day 28 was not demonstrated, we have decided not to pursue further development of pacritinib for the treatment of severe COVID-19.

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

We have historically funded our operations through the sale of equity securities, debt financing and funding received from our licensees and collaborators. We do not expect to achieve or sustain profitability for the foreseeable future. We had a net loss of $61.1 million for the nine months ended September 30, 2021 and an accumulated deficit of $2.4 billion as of September 30, 2021, primarily from expenses incurred in connection with our research programs and from selling, general and administrative costs associated with our operations. We believe that our cash and cash equivalents will be sufficient to fund our projected operations into the second quarter of 2022. This raises substantial doubt about our ability to continue as a going concern. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment.

We have incurred significant operating losses to date and expect to continue to incur significant expenses and operating losses for at least the next 12 to 24 months. We anticipate that our expenses will increase as we:

•continue our commercialization efforts for pacritinib;

•continue our research and clinical development of pacritinib;

•seek regulatory and marketing approvals for pacritinib if we successfully complete the remainder of its anticipated clinical development paths; and

•maintain, protect and expand our intellectual property portfolio.

Factors Affecting Performance

Research and Development

We expect to commit significant time and resources to research and development activities relating to our current and any future product candidates. Our sole product candidate currently in active development, pacritinib, is currently in clinical development for the treatment of myelofibrosis patients with severe thrombocytopenia. In addition, a confirmatory study, PACIFICA, is ongoing and we expect to continue to devote resources to the completion of this study.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, expenses for outside consulting and professional services, allocated facilities costs and costs required to prepare for the potential commercialization of our product. We anticipate that selling, general and administrative expenses will increase as we expand our activities in support of potential product launch.

Additionally, we continue to evaluate and manage the impact of the global COVID-19 pandemic on our operations and the conduct of our clinical trials, including considerations of the vulnerable nature of the patient population participating in our trials, reduced or halted activities at our clinical trial sites, an increase in fatalities or other adverse events due to medical problems related to the COVID-19 pandemic.

Financial Summary

Loss from operations was $23.4 million and $11.0 million for the three months ended September 30, 2021 and 2020, respectively, and $60.0 million and $33.0 million for the nine months ended September 30, 2021 and 2020, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of September 30, 2021, our cash and cash equivalents were $95.3 million.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2021 and 2020

Operating Costs and Expenses

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pacritinib	$7,914	$5,664	$23,337	$12,255
Unallocated operating expenses	1,803	1,330	5,117	4,202
Total research and development expenses	$9,717	$6,994	$28,454	$16,457

Costs for our compounds include external direct expenses such as principal investigator fees, charges from contract research organizations, or CROs, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing our compounds. We are not able to capture the total cost of each compound because we do not allocate operating expenses to all of our compounds. Cumulative to date external direct costs incurred by us as of September 30, 2021 were $206.8 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO).

Research and development expenses were $9.7 million and $28.5 million for the three and nine months ended September 30, 2021, respectively, compared to $7.0 million and $16.5 million for the same periods in 2020. The increase between the three-month periods ended September 30, 2021 and 2020 was primarily attributable to a $3.6 million increase in regulatory and other costs which included activities related to the NDA submission and continued development of pacritinib and a $0.4 million increase in additional staffing, offset by a $0.9 million decrease in the PRE-VENT Phase 3 trial and a $0.4 million decrease in costs related to the PACIFICA Phase 3 trial. The increase between the nine-month periods ended September 30, 2021 and 2020 was primarily attributable to a $10.7 million increase in professional services which included regulatory and other costs related to the NDA submission for pacritinib, a $0.9 million increase in costs related to the PACIFICA Phase 3 trial and a $0.7 million increase in additional staffing, offset by a $0.3 million decrease in costs related to the PRE-VENT Phase 3 trial.

Selling, general and administrative expenses. Selling, general and administrative expenses were $13.7 million and $31.5 million for the three and nine months ended September 30, 2021 compared to $4.1 million and $12.3 million for the same periods in 2020. Substantially all of the increase between the three-month and nine-month periods ended September 30, 2021 and 2020 was attributable to activities associated with preparation for the potential commercialization of pacritinib, which included, among other things, additional staffing, professional services, legal and consulting, and infrastructure.

Other operating expenses. Other operating expense of $4.2 million for the nine months ended September 30, 2020 was related to a full provision for the uncollectability of our Italian VAT receivables and deposit. There was no such expense for the three and nine months ended September 30, 2021 or for the three months ended September 30, 2020.

Non-Operating Income and Expenses

Interest income. Interest income was $9,000 and $28,000 for the three and nine months ended September 30, 2021, respectively, and $25,000 and $0.2 million for the three and nine months ended September 30, 2020, respectively. Interest income was related to cash equivalent securities and short-term investments. The change was primarily related to decreases in cash equivalent securities and interest rates between periods.

Interest expense. Interest expense was $0.5 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. Interest expense was related to our secured term loans. The change between periods was primarily related to an increase in average loan balances outstanding and an increase in interest rate due to the August 2021 $50.0 million loan under the Credit Agreement with DRI.

Amortization of debt discount and issuance costs. Amortization of debt discount and issuance costs of $0.1 million and $0.4 million for each of the three and nine months ended September 30, 2021 and 2020, respectively, was related to our secured term loans.

Loss on dissolution of majority-owned subsidiary. A loss of $3.8 million for the nine months ended September 30,
2020 was related to a loss recognized upon dissolution of our majority-owned subsidiary, Aequus Biopharma, Inc in June 2020. There was no such expense for the three and nine months ended September 30, 2021 or for the three months ended September 30, 2020.

Other non-operating expense. Other non-operating expense for the three and nine months ended September 30, 2021 relates to a loss recognized on extinguishment of Silicon Valley Bank debt upon repayment of the then-outstanding loan principal in full. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements, Note 4. Debt Financing Arrangements” for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from the sales and the issuance of equity securities, the incurrence of debt and payments pursuant to license and collaboration agreements. As of September 30, 2021, we had $95.3 million in cash and cash equivalents.

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

At-The-Market Equity Offering. In November 2019, we entered into an Open Sale Agreement with Jefferies LLC to sell shares of our common stock, having aggregate sales proceeds of up to $15.0 million, from time to time, through an “at the market” equity offering program under which Jefferies acted as sales agent. In November and December 2020, we sold 2.1 million shares of our common stock for net proceeds of approximately $7.2 million after compensation to Jefferies. In January 2021 we entered into a new Open Sale Agreement with Jefferies LLC to sell shares of our common stock having aggregate sales proceeds of up to $50.0 million. We sold 0.9 million shares of our common stock for net proceeds of approximately $2.7 million during the first quarter of 2021.

Loan Agreement. In August 2021, we entered into a Credit Agreement with Drug Royalty III LP 2, or DRI, as lender and administrative agent, which provided for a loan in the principal amount of $50 million funded by DRI at closing. As of September 30, 2021, we had an outstanding principal balance under the Credit Agreement of $50.0 million. We are required to pay quarterly interest-only payments until August 25, 2026, or the maturity date, with the unpaid principal amount of the outstanding loan due and payable on the maturity date. The loan bears interest at a rate equal to 8.25% per annum, plus the greater of (i) 1.75% and (ii) the three-month LIBOR rate and requires a back-end fee of $1.0 million. These borrowings are secured by a first priority security interest on substantially all of our assets, subject to certain exceptions. In addition, the Credit Agreement requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

In connection with the Credit Agreement above, we and DRI entered into a Purchase and Sale Agreement, or the Royalty Financing Agreement, pursuant to which we sold to DRI the right to receive certain royalty payments from us for a purchase price of up to $85 million in cash. Under the Royalty Financing Agreement, DRI is entitled to receive tiered, sales-based royalties on net product sales of pacritinib in the United States. DRI will fund the upfront purchase price of $60 million upon approval of pacritinib by the FDA in the United States and will be required to provide up to $25 million of additional funding to us if certain minimum pacritinib sales thresholds are met in 2023, or sooner. If pacritinib is not approved by the FDA by May 2, 2022, then the Royalty Purchase Agreement shall automatically terminate.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities increased to $54.9 million during the nine months ended September 30, 2021 compared to $31.4 million for the same period in 2020. The increase was primarily due to increases in payments for research and development and selling, general and administrative expenses associated with continued development and preparation for the potential commercialization of pacritinib.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $12.0 million during the nine months ended September 30, 2021 and net cash used in investing activities was $9.6 million during the nine months ended September 30, 2020. The change was due to the amounts of short-term investments purchased and matured between periods.

Net cash provided by financing activities. Net cash provided by financing activities was $97.8 million and $55.1 million during the nine months ended September 30, 2021 and 2020, respectively. The change was primarily attributable to the net proceeds from the completion of our public offering of common stock and Series X1 Preferred Stock in April 2021, the loan proceeds from Drug Royalty III LP 2 in August 2021, and the net proceeds from the completion of our rights offering in March 2020.

Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that, as of the date of the filing of this Quarterly Report on Form 10-Q, our present financial resources will be sufficient to fund our operations into the second quarter of 2022. This raises substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the second quarter of 2022 and to continue as a going concern thereafter. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. Further, we have incurred net losses since inception and expect to generate losses for the foreseeable future. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of September 30, 2021, our available cash and cash equivalents totaled $95.3 million, and we had an outstanding principal balance of $50.0 million under our Credit Agreement with DRI.

Financial resource forecasts are subject to change as a result of a variety of risks and uncertainties. Changes in our commercialization efforts, manufacturing, developments in and expenses associated with our clinical trials and the other factors identified under “Capital Requirements” below may consume capital resources earlier than planned. Due to these and other factors, the foregoing forecast for the period for which we will have sufficient resources to fund our operations may be inaccurate.

Capital Requirements

We will require additional capital in order to pursue our strategic objectives. We expect to satisfy our capital needs through existing capital balances and some combination of public or private equity financings, partnerships, collaborations, joint ventures, disposition of assets, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and commercialization efforts and/or reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

Our future capital requirements will depend on many factors, including: the cost of manufacturing clinical supplies of our product candidates or of establishing commercial supplies of any products that we may develop in the future; developments in and expenses associated with our research and development activities; our clinical development plans and any changes that we may initiate or that may be requested by the FDA or other regulators as we seek product approval; acquisitions or collaborations with respect to compounds or other assets; competitive market developments; disruptions or other delays to our business and clinical trials resulting from the ongoing worldwide COVID-19 pandemic; and other unplanned business developments.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements, Note 6. Contingencies” of this report for information regarding material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.1†	Purchase and Sale Agreement, dated August 25, 2021, by and between CTI BioPharma Corp. and Drug Royalty III LP 2				Filed herewith.
10.2†	Credit Agreement, dated August 25, 2021, by and between CTI BioPharma Corp. and Drug Royalty III LP 2				Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.
32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
† Portions of this Exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: November 12, 2021	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: November 12, 2021	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer