Form 10-Q
period 2022-03-31
CTI BIOPHARMA CORP
filed 2022-05-12
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-28386
CTI BIOPHARMA CORP.
(Exact name of registrant as specified in its charter)

Delaware	91-1533912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Western Avenue
Suite 800
Seattle
Washington	98121
(Address of principal executive offices)	(Zip Code)
(206) 282-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CTIC	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2022
Common Stock, par value $0.001 per share	108,966,885

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$96,902	$65,446
Accounts receivable, net	2,426	—
Inventories	102	—
Prepaid expenses and other current assets	3,853	2,933
Total current assets	103,283	68,379
Property and equipment, net	44	176
Intangible assets, net	24,815	—
Other assets	3,293	3,879
Total assets	$131,435	$72,434

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,425	$3,891
Accrued expenses	47,039	12,720
Current portion of long-term debt	47,521	47,380
Other current liabilities	1,947	2,660
Total current liabilities	98,932	66,651
Royalty financing obligation	58,587	—
Other liabilities	1,833	2,016
Total liabilities	159,352	68,667
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333 as of March 31, 2022 and December 31, 2021
Series O Preferred Stock, 12,575 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (Aggregate liquidation preference of $25,150 as of March 31, 2022 and December 31, 2021)	—	—
Series X Preferred Stock, 3,794 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (Aggregate liquidation preference of $37,940 as of March 31, 2022 and December 31, 2021)	—	—
Series X1 Preferred Stock, 600 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (Aggregate liquidation preference of $15,000 as of March 31, 2022 and December 31, 2021)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 266,500,000 as of March 31, 2022 and December 31, 2021
Issued and outstanding shares - 100,618,348 and 99,763,922 as of March 31, 2022 and December 31, 2021, respectively	101	100
Additional paid-in capital	2,435,072	2,429,582
Accumulated deficit	(2,463,090)	(2,425,915)
Total stockholders' (deficit) equity	(27,917)	3,767
Total liabilities and stockholders' equity	$131,435	$72,434
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net product sales	$2,295	$—
Operating costs and expenses:
Cost of sales	278	—
Research and development	8,048	9,444
Selling, general and administrative	18,046	7,626
Other operating expenses	11,023	—
Total operating costs and expenses	37,395	17,070
Loss from operations	(35,100)	(17,070)
Non-operating expenses:
Interest expense, net	(2,063)	(187)
Foreign exchange loss	(12)	(9)
Total non-operating expenses	(2,075)	(196)
Net loss	$(37,175)	$(17,266)
Basic and diluted net loss per common share	$(0.37)	$(0.23)
Shares used in calculation of basic and diluted net loss per common share	99,834	76,367

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(37,175)	$(17,266)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	—	(3)
Other comprehensive loss	—	(3)
Comprehensive loss	$(37,175)	$(17,269)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands)
(unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity (Deficit)
Balance at January 1, 2022	17	$—	99,764	$100	$2,429,582	$—	$(2,425,915)	$3,767
Issuance of common stock, net (At-the-market equity facility)	—	—	794	1	3,750	—	—	3,751
Equity-based compensation	—	—	—	—	1,679	—	—	1,679
Exercise of stock options	—	—	60	—	61	—	—	61
Net loss	—	—	—	—	—	—	(37,175)	(37,175)
Balance at March 31, 2022	17	$—	100,618	$101	$2,435,072	$—	$(2,463,090)	$(27,917)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at January 1, 2021	17	$—	75,897	$76	$2,367,958	$2	$(2,328,007)	$40,029
Issuance of common stock, net (At-the-market equity facility)	—	—	858	1	2,961	—	—	2,962
Equity-based compensation	—	—	—	—	932	—	—	932
Cancellation of restricted stock	—	—	(4)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(17,266)	(17,266)
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Balance at March 31, 2021	17	$—	76,751	$77	$2,371,851	$(1)	$(2,345,273)	$26,654

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(37,175)	$(17,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	1,679	932
Imputed interest expense on royalty financing obligation	611	—
Depreciation and amortization	317	135
Other	(51)	(99)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,426)	—
Inventories	(102)	—
Prepaid expenses and other assets	454	617
Accounts payable, accrued expenses and other liabilities	6,716	(1,096)
Net cash used in operating activities	(29,977)	(16,777)
Investing activities
Proceeds from maturities of short-term investments	—	8,000
Net cash provided by investing activities	—	8,000
Financing activities
Gross proceeds from common stock sales under at-the-market equity facility	2,716	3,064
Cash paid for issuance costs (at-the-market equity facility)	(82)	(260)
Gross proceeds from DRI Royalty Financing Agreement	60,000	—
Cash paid for issuance costs (DRI Royalty Financing Agreement)	(1,262)	—
Principal payments on Silicon Valley Bank debt	—	(1,333)
Proceeds from stock option exercises	61	17
Net cash provided by financing activities	61,433	1,488
Net increase (decrease) in cash and cash equivalents	31,456	(7,289)
Cash and cash equivalents at beginning of period	65,446	40,394
Cash and cash equivalents at end of period	$96,902	$33,105

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,250	$75

See accompanying notes.

CTI BIOPHARMA CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

CTI BioPharma Corp., also referred to in these interim financial statements as “we,” “us,” “our,” the “Company” and “CTI,” is a biopharmaceutical company focused on the acquisition, development and commercialization of novel targeted therapies for blood-related cancers where there is a significant unmet medical need. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with partners. We have one commercially approved product, VONJO™ (pacritinib), which received accelerated approval on February 28, 2022 from the U.S. Food and Drug Administration, or FDA, in the United States, for the treatment of adult patients with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 x 109/L. We commercially launched VONJO in March 2022.

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products requires approval from, and is subject to, ongoing oversight by the FDA, the European Medicines Agency, or the EMA, in the EU, and comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain, may take many years and may involve the expenditure of substantial resources.

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2022 and 2021 has been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited condensed financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of loss contingencies in the condensed financial statements and accompanying notes. Estimates are used for, but not limited to, net product sales, clinical accruals, intangible assets, interest expense on royalty financing obligation, income taxes, commitments and contingencies, equity-based compensation forfeiture rates and the collectability of receivables. Given the global economic climate and additional or unforeseen effects from the ongoing COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in this Quarterly Report on Form 10-Q for further information.

Liquidity

The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the condensed financial statements are issued. Our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Over the next year and in the normal course of business, we expect to increase our spend on our VONJO commercialization efforts as well as conduct research, development, testing and regulatory compliance activities with respect to other development pathways for pacritinib. While we expect revenues from VONJO to increase after its initial launch, we cannot accurately predict the market acceptance or growth trajectory of VONJO's revenues. Further, we will incur selling, general and administrative expenses. Additional anticipated business activities include procuring clinical drug supplies and establishing commercial supplies of our product, the costs of which, together with our projected selling, general and administrative expenses, when offset against our projected revenues, are expected to result in operating losses for the foreseeable future. We have incurred a net operating loss every year since our formation. As of March 31, 2022, we had an accumulated deficit of $2.5 billion, and we expect to continue to incur net losses for the foreseeable future. Our available cash and cash equivalents were $96.9 million as of March 31, 2022. We expect that our present financial resources, along with expected cash receipts from receivables arising from historical net product sales of VONJO (but excluding any cash receipts from future net product sales of VONJO), will be sufficient to meet our obligations as they come due and to fund our operations into the first quarter of 2023. In accordance with applicable accounting standards, our evaluation of our expected cash runway considers only relevant conditions and events that are known or reasonably knowable at the date that the financial statements are issued. As a result, our cash runway evaluation did not include VONJO sales that we may recognize in the future. We expect to include future net product sales of VONJO in our cash runway evaluation once we have an established history of such sales. Based on our evaluation completed pursuant to Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, these factors raise substantial doubt about our ability to continue as a going concern.

We will require additional capital in order to pursue our strategic objectives. We expect to satisfy our capital needs through existing capital balances, revenue from VONJO, and some combination of public or private equity financings, partnerships, collaborations, joint ventures, debt financings or restructurings, bank borrowings or other sources of financing. However, we have a limited number of authorized shares of common stock available for issuance and additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and commercialization efforts and/or reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, be unable to or elect to refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.

Our future capital requirements will depend on many factors, including: our ability to generate sales of VONJO; the cost and timing of establishing our commercial infrastructure and distribution capabilities; our ability to reach milestones triggering payments to be made or received under certain of our contractual arrangements; the cost of manufacturing VONJO; the cost of manufacturing clinical supplies of our product candidates or of establishing commercial supplies of any products that we may develop in the future; developments in and expenses associated with our research and development activities; our clinical development plans and any changes that we may initiate or that may be requested by the FDA or other regulators as we seek product approval for products that we may develop in the future; acquisitions or collaborations with respect to compounds or other assets; competitive market developments; disruptions or other delays to our business and clinical trials resulting from ongoing worldwide current events; and other unplanned business developments.

In addition, our ability to comply with covenants under our Credit Agreement, or the Credit Agreement, with Drug Royalty III LP 2, or DRI, may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants, including a material adverse change in our business, operations or condition (financial or otherwise), could result in an event of default under the Credit Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. The accompanying condensed financial statements do not include adjustments, if any, that may result from the outcome of this uncertainty. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 7. Debt Financing Arrangements” of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the Credit Agreement with DRI.

Cash and Cash Equivalents

As of March 31, 2022 and December 31, 2021, our cash and cash equivalents consisted of cash and money market funds. Cash equivalents are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value, with Level 1 having the highest priority and Level 3 having the lowest:

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

We measure the fair value of money market funds based on the closing price reported by the fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash and cash equivalents categorized as Level 3 assets as of March 31, 2022 and December 31, 2021. The following table summarizes, by major security type, our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2022			December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains / Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$235	$—	$235	$137
Level 1 securities:
Money market funds	96,667	—	96,667	65,309
Total cash, cash equivalents and short-term investments	$96,902	$—	$96,902	$65,446

Concentrations of Credit Risk and Uncertainties

Cash, cash equivalents and accounts receivables are financial instruments which potentially subject us to concentrations of credit risk. All of our accounts receivable relate to VONJO product sales. We have not experienced any significant credit losses on cash, cash equivalents or accounts receivables to date and do not require collateral on accounts receivables. To estimate credit losses for accounts receivable, we consider our historical experience and other currently available information including customer financial condition, as well as current and forecasted economic conditions affecting our customers. We consider the risk of potential credit losses to be low at this time in light of creditworthiness of our customers who are specialty distributors and specialty pharmacies.

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

Accounts Receivable

Accounts receivable, net consists of amounts due from customers, net of customer allowances for prompt-pay discounts, chargebacks, rebates and product returns as well as distribution service fees. Accounts receivable are stated at amortized cost less allowance for credit losses. Our standard credit terms range from 30 days to 66 days, and all arrangements are payable within one year of the transfer of control of the product; as such, we do not adjust our revenues for the effects of a significant financing component. We analyze past due accounts for collectability and periodically evaluate the creditworthiness of our customers. As of March 31, 2022, we determined that an allowance for credit losses was not required based on our review of customer accounts and individual circumstances.

Inventories

Prior to regulatory approval, we expense costs related to the production of inventories as research and development expenses in the period in which they are incurred since product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. Subsequent to regulatory approval, we capitalize costs incurred to manufacture our products as inventories when the related costs are expected to be recoverable through the commercialization of the product. VONJO inventory that is deployed into clinical, research or development use is charged to research and development expense.

As of March 31, 2022, $0.1 million of manufacturing costs, primarily related to shipping, packaging and labeling costs incurred subsequent to FDA approval of VONJO, were capitalized as inventories, all of which were classified as work-in-progress. As of March 31, 2022, we had $19.2 million of previously-expensed VONJO inventory and related material on-hand.

Inventories are recorded at the lower of cost and net realizable value with the cost of inventories determined on a specific identification basis in a manner that approximates the first-in, first-out method. We perform an assessment of the recoverability of capitalized inventory during each reporting period and write down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified.

Intangible Assets

Intangible assets as of March 31, 2022 consist of a capitalized milestone payment incurred upon FDA approval and commercialization of VONJO during the first quarter of 2022. See “Note 6. Milestone Payments - S*BIO Pte Ltd.” for additional details. Intangible assets are amortized on a straight-line basis over the patent life of the VONJO product compound, which was 11.9 years upon FDA approval, with a remaining amortization period of 11.8 years as of March 31, 2022. For the three months ended March 31, 2022, we recognized $0.2 million of amortization expense, which was included in Cost of sales. The gross carrying amount and accumulated amortization were $25.0 million and $0.2 million as of March 31, 2022, respectively.

We review for impairment when events or circumstances indicate that the carrying value of intangible assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Such estimated undiscounted future cash flows are derived from projected sales of VONJO and other competitive factors. The amount of impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.

Long-term Debt

All amounts due under the Credit Agreement with DRI, which include a term loan in the principal amount of $50.0 million and the end-of-facility lender fee of $1.0 million, have been recorded in current liabilities on the condensed balance sheet as of March 31, 2022 due to the considerations discussed in Liquidity above and the assessment that the events of default clause, which includes a material adverse effect provision under the Credit Agreement, is not within our control. We have not been notified of an event of default by DRI as of the date of the filing of this Quarterly Report on Form 10-Q. In addition, the Credit Agreement contains a minimum liquidity covenant requiring us to maintain at least $10.0 million of unrestricted cash and cash equivalents, subject to certain exceptions. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 7. Debt Financing Arrangements” of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the Credit Agreement with DRI.

Royalty Financing Obligation

We evaluated the terms of the Royalty Financing Agreement with DRI and concluded that the features of the funding from DRI are similar to those of a debt instrument. Accordingly, the funding from DRI is recorded as Royalty Financing Obligation on our consolidated balance sheet. The Royalty Financing Agreement does not contain subjective acceleration clauses or provisions that would require repayment of funding; as such, the funding received under the Royalty Financing Agreement is classified in long-term liabilities. See Part I, Item 1, “Notes to Condensed Financial Statements, Note 4. Debt Financing Arrangements” of this Quarterly Report on Form 10-Q for additional details.

Revenue Recognition

ASC 606 Revenue from Contracts with Customers applies to all contracts with customers, except for contracts that are within the scope of other authoritative literature. Under ASC 606, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to be entitled to in exchange for those goods or services.

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. We apply the five-step model to arrangements that meet the definition of a contract under ASC 606 including when it is probable that we will collect the consideration we are entitled to in exchange for goods or services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. Prior to recognizing revenue, we make estimates of the transaction price, including any variable consideration that is subject to a constraint. Variable consideration is included in the transaction price to the extent that it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized and when the uncertainty associated with the variable consideration is subsequently resolved. We recognize revenue for the amount of the transaction price that is allocated to the respective performance obligation as the performance obligation is satisfied.

Net Product Sales

On February 28, 2022, the FDA granted accelerated approval of VONJO for the treatment of adult patients with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 x 109/L. We commercially launched VONJO in March 2022. We entered into a limited number of distribution arrangements with specialty distributors and specialty pharmacies in the United States to distribute VONJO. Our specialty pharmacy customers resell VONJO directly to patients while our specialty distributor customers resell VONJO to healthcare entities, who then resell to patients. Such specialty distributors and specialty pharmacies are referred to as our customers in the context of ASC 606.

We recognize revenue for product sales when our customers obtain control of the product, which generally occurs upon delivery. Upon receipt of the product by our customers, we recognize revenues, net of variable consideration which relates to allowances for customer credits, distribution service fees, product returns, chargebacks, rebates and co-payment assistance programs as discussed below. The reserves for these allowances are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than the customer). Taxes collected from the customer relating to product sales and remitted to governmental authorities are excluded from product sales.

Customer Credits and Distribution Service Fees: Our customers are offered prompt payment discounts. We expect our customers will pay timely enough to utilize prompt payment discounts and therefore we deduct the full amount of these discounts from total product sales when revenues are recognized. In addition, we pay a fee to our customers for their sales order management, data, and distribution services to us. Distribution service fees are also deducted from total product sales as they are incurred.

Returns: We offer our customers and other indirect purchasers a limited right of return for purchased units of VONJO for damage, defect, in-dated or expired product beginning six months prior to the product’s expiration date and ending 12 months after the product’s expiration date. We estimate the amount of product returns initially based on data from similar products and other qualitative considerations, such as visibility into the inventory remaining in the distribution channel.

Chargebacks: Chargebacks result from our contractual commitments to provide our product to discount-eligible healthcare entities, group purchasing organizations, 340B eligible covered entities and federal government entities purchasing via the Federal Supply Schedule, at prices lower than the list prices charged to our customers. Our customers charge us back for the discount provided to the contracted entities. Our reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventory which we expect will be sold to the contracted entities, as well as chargebacks that customers have claimed, but for which we have not yet issued a credit. We record reserves for chargebacks based on contractual terms in the same period that the related revenue is recognized.

Rebates: We are subject to discount and rebate obligations under government programs such as the Medicaid Drug Rebate Program, the Medicare Part D Coverage Gap Discounts Program and 340B Drug Pricing Program as well as commercial contracts. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contractual discount rates and expected utilization. Our estimates for the expected utilization of rebates are based on data received from our customers and historical utilization rates observed subsequent to product launch.

Our accrual for these rebates consists of invoices received for claims from prior and current quarters that have not been paid or for which an invoice has not yet been received as well as estimates of claims for the current period's shipment to our customers, which include estimated future claims that will be made for product that has been recognized as revenue but which remains in distribution channel inventories at the end of the reporting period.

Co-payment Assistance: We offer co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption based on data provided by the third-party administrator.

Cost of Sales

Cost of sales includes the cost of manufacturing inventories that are related to product sales, including overhead costs, amortization expense for intangible assets, and third-party royalties payable on net product sales. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs and manufacturing variances. For the three months ended March 31, 2022, cost of sales primarily consisted of amortization expense for intangible assets, shipping and handling costs, and third-party royalty costs. The manufacturing costs of VONJO product sold during the current period were previously expensed as research and development expenses.

Equity-based compensation

Equity-based compensation expense is recognized over the requisite service periods on awards ultimately expected to vest. We apply estimated forfeiture rates at the time of grant and make revisions, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based stock options and restricted stock, we record compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. We recorded equity-based compensation expense of $1.7 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. All equity-based compensation expense was related to option awards, and substantially all of the expense was included in Selling, general and administrative expenses for the periods presented.

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

Common shares underlying stock awards, warrants and convertible preferred stock aggregating 74.3 million shares and 69.0 million shares for the three months ended March 31, 2022 and 2021, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board, or FASB, issued accounting guidance to provide temporary optional expedients to ease the potential burden in accounting for reference rate reform. The guidance includes an optional expedient that simplifies accounting for contract modifications to loans receivable and debt, by prospectively adjusting the effective interest rate. The accounting guidance is effective as of January 7, 2021 through December 31, 2022. In August 2021, we entered into the Credit Agreement, which has an interest rate referenced to the London Interbank Offered Rate, or LIBOR. We plan to elect the optional expedient for our credit facility by prospectively adjusting the effective interest rate if the cessation of the LIBOR occurs. We do not expect the adoption of this guidance to have a material impact on our condensed financial statements.

Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of these have had or will have a material impact on our condensed financial statements.

Reclassification

Certain prior year items have been reclassified to conform to current year presentation.

2. Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$2,782	$3,109
Clinical trial deposits	511	770
Total other assets	$3,293	$3,879

3. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Operating lease liabilities, current portion	$822	$1,160
End-of-facility lender fee (1)	1,000	1,000
Other current obligations	125	500
Total other current liabilities	$1,947	$2,660

(1) The end-of-facility lender fee as of March 31, 2022 and December 31, 2021 represents an amount payable to DRI upon repayment of our secured term loan under the Credit Agreement with DRI.

4. Debt Financing Arrangements

Drug Royalty III LP 2

Royalty Financing Agreement

In August 2021, we entered into a Purchase and Sale Agreement with DRI, or the Royalty Financing Agreement, pursuant to which we sold to DRI the right to receive certain royalty payments from us for a purchase price of up to $85.0 million in cash. Under the Royalty Financing Agreement, DRI is entitled to receive tiered royalties based on net product sales of VONJO in the United States in an amount equal to: (i) 9.60% of annual net sales of VONJO in the United States for annual net sales up to $125 million, (ii) 4.50% of annual net sales of VONJO in the United States for annual net sales between $125 million and $175 million, and (iii) 0.50% of annual net sales of VONJO in the United States for annual net sales between $175 million and $400 million. No royalty payments are payable on annual net sales of VONJO in the United States over $400 million.

In March 2022, DRI funded the upfront purchase price of $60.0 million following FDA approval of VONJO in February 2022 and will be required to provide up to $25.0 million of additional funding if certain minimum VONJO sales thresholds are met in 2023, or sooner.

We are required to make payments of amounts owed to DRI each calendar quarter from and after the first commercial sale of the applicable product in the United States until the patent expiry of the VONJO product compound. The transactions contemplated by the Royalty Financing Agreement are referred to herein as the Royalty Sale.

Under the Royalty Financing Agreement, we agreed to specified affirmative and negative covenants, including without limitation covenants regarding periodic reporting of information by us to DRI, obligations to use commercially reasonable efforts to commercialize VONJO in the United States and restrictions on our ability to incur certain indebtedness, which restrictions are eliminated after the earliest of: (a) the date on which the trailing twelve months’ of VONJO sales equals at least $200 million, (b) the date on which the Company’s market capitalization (determined on an as-converted basis) is at least $1.0 billion for 20 consecutive trading days or (c) DRI receiving royalty payments in an amount equal to 100% of their purchase price. The Royalty Financing Agreement also contains representations and warranties, other covenants, indemnification obligations, settlement clauses and other provisions customary for transactions of this nature. Certain of these provisions would, if deemed probable, result in the recognition of an embedded feature. However, we do not believe such provisions are probable at this time. The Royalty Financing Agreement does not contain subjective acceleration clauses or provisions that would require repayment of funding.

We evaluated the terms of the Royalty Financing Agreement and concluded that the features of the funding from DRI are similar to those of a debt instrument. Accordingly, the funding from DRI is recorded as Royalty Financing Obligation on our condensed balance sheet. In connection with the Royalty Financing Agreement, we recorded debt issuance costs of $1.8 million, of which $1.8 million remained unamortized as of March 31, 2022. The royalty financing obligation is amortized over the expected repayment term using an effective interest rate method which is calculated based on the rate that would enable the debt to be repaid in full over the patent life of the VONJO product compound, which was 11.8 years upon funding, with a remaining amortization period of 11.8 years as of March 31, 2022. The interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted net product sales which affects the repayment timing and ultimate amount of repayment. As of March 31, 2022, the effective interest rate was 15.4%. We recognized non-cash interest expense of $0.6 million related to the royalty financing obligation for the three months ended March 31, 2022. We will evaluate the effective interest rate quarterly based on our current revenue forecasts utilizing the prospective method.

The activities related to the royalty financing obligation for the three months ended March 31, 2022 were as follows (in thousands):

Royalty financing obligation - initial funding	$60,000
Less: debt issuance costs	(1,814)
Royalty financing obligation - beginning balance	$58,186
Accretion of imputed interest on the royalty financing obligation balance	611
Amortization of debt issuance costs	10
Royalty payable to DRI (classified in accrued expenses)	(220)
Royalty financing obligation - ending balance	$58,587

5. Equity Transactions

At-The-Market Equity Offering

In January 2021, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, or the Sale Agreement, to sell shares of our common stock having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 8. Equity Transactions” of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information. For the three months ended March 31, 2022, we sold 0.8 million shares of our common stock for net proceeds of approximately $3.8 million under the Sale Agreement. As of March 31, 2022, the remaining facility under the Sale Agreement was $43.0 million. Subsequent to March 31, 2022, as of the filing date of this Quarterly Report on Form 10-Q, we sold 8.2 million shares of our common stock for net proceeds of approximately $39.6 million under the Sale Agreement.

6. Milestone Payments

For additional information regarding the agreements discussed below, see Part II, Item 8, “Notes to Consolidated Financial Statements, Note 9. Collaboration, Licensing and Milestone Agreements” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Baxalta

Pursuant to the Asset Return and Termination Agreement, or Baxalta Termination Agreement, entered into with Baxalta in 2016, we are required to make a payment to Takeda in the amount of approximately $10.3 million, upon the first regulatory approval or any pricing and reimbursement approvals of a product containing pacritinib. Baxalta was acquired by Shire plc in 2016, and Shire plc was subsequently acquired by Takeda in 2019. Upon FDA approval of VONJO in February 2022, the $10.3 million payment has become payable to Takeda and is included within Accrued expenses as of March 31, 2022. Since the payment does not relate to our intellectual property and arose from a contingency in the Baxalta Termination Agreement that was resolved in the first quarter of 2022, it was recorded in Other operating expenses during the three months ended March 31, 2022. Under the terms of the Baxalta Termination Agreement, we have no further obligations to Takeda after settlement of this payment.

S*BIO Pte Ltd.

Under our agreement with S*BIO Pte Ltd., or S*BIO, we are required to make milestone payments to S*BIO up to an aggregate amount of $132.5 million if certain United States, EU and Japanese regulatory approvals are obtained or if certain worldwide net sales thresholds are met in connection with any pharmaceutical product containing or comprising any compound that we acquired from S*BIO for use for specific diseases, infections or other conditions. S*BIO will also be entitled to receive royalty payments from us at incremental rates in the low single-digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis. Upon FDA approval of VONJO in February 2022, a $25.0 million milestone payment has become payable to S*BIO, which is recorded in Intangible assets, net and Accrued expenses as of March 31, 2022 due to the fact that this payment represents contingent consideration for the acquired pacritinib compound that became marketable and capable of generating cash flows from sales during the first quarter of 2022. At our election, we may pay up to 50% of any milestone payments to S*BIO through the issuance of shares of our common stock or shares of our preferred stock convertible into our common stock.

7. Contingencies

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

In January 2018, the Italian Supreme Court issued decision No. 02250/2018 regarding the 2005 VAT return, which (i) rejected the April 2013 appeal of the ITA, (ii) confirmed the October 2012 decision of the Regional Tax Court (127/31/2012), which fully accepted the merits of our earlier appeal and confirmed that no penalties could be imposed against us, and (iii) due to the novelty of the arguments at stake, compensated the legal expenses incurred by the parties. The ITA may not use any ordinary means of appeal against the Italian Supreme Court decision, and we have applied for a refund based on the guidance from the ITA.

The assessments, including interest and penalties, for the years 2003, 2006 and 2007 were €0.7 million, €2.8 million and €0.9 million, respectively. We believe that the services invoiced were non-VAT taxable consultancy services and that the VAT returns are correct as originally filed. We have appealed all of the assessments and are defending ourselves against the assessments both on procedural grounds and on the merits of the cases, although we can make no assurances regarding the ultimate outcome of these cases.

In April 2022, we were notified that the Italian Supreme Court ruled in our favor for the 2006 and 2007 VAT year returns but ruled in the ITA's favor for the 2003 VAT year return. With respect to the 2006 and 2007 VAT year returns, on March 31, 2022, the Italian Supreme Court issued decision No. 10355/22 which (i) rejected the appeal of the ITA, (ii) confirmed the decision of the Regional Tax Court which ruled fully in our favor, and (iii) due to a change of law, compensated the legal expenses incurred by the parties for the appeals. With respect to the 2003 VAT year return, on April 12, 2022, the Italian Supreme Court rejected our arguments both on procedural grounds and on the merits of the case. Accordingly, we recorded €0.7 million for the 2003 VAT assessment, including interest and penalties, or approximately $0.7 million converted using the currency exchange rate as of March 31, 2022, in Accrued expenses and Other operating expenses as of and for the three months ended March 31, 2022.

There have been no changes to the status of the legal proceedings surrounding the status of our application for a refund related to the 2005 VAT return for which the court ruled in our favor since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

•the commercialization of VONJO as a treatment for adult myelofibrosis patients with severe thrombocytopenia;

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

Such statements are based on management’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from those set forth in the forward-looking statements. There can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. We urge you to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results and cause them to differ materially from our current expectations, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and those made under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and any risk factors contained in our subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

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

In this Quarterly Report on Form 10-Q, all references to “we,” “us,” “our,” the “Company” and “CTI” mean CTI BioPharma Corp., except where it is otherwise made clear.

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

Pacritinib is an oral kinase inhibitor with activity against wild type Janus Associated Kinase 2 (JAK2), mutant JAK2V617F form and FMS-like tyrosine kinase 3 (FLT3), which contribute to signaling of a number of cytokines and growth factors that are important for hematopoiesis and immune function. Pacritinib has higher inhibitory activity for JAK2 over other family members, JAK3 and TYK2. At clinically relevant concentrations, pacritinib does not inhibit JAK1. Pacritinib exhibits inhibitory activity against additional cellular kinases (such as CSF1R and IRAK1), the clinical relevance of which is unknown. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. Myelofibrosis is often associated with dysregulated JAK2 signaling. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, graft versus host disease, or GvHD, and chronic lymphocytic leukemia, or CLL, due to its inhibition of JAK2, IRAK1, FLT3 and CSF1R. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

U.S. FDA Approval of VONJO

In September 2020, we reached an agreement with the FDA to submit a New Drug Application, or NDA, for the potential accelerated approval of VONJO as a treatment for myelofibrosis patients with severe thrombocytopenia, and in March 2021 we completed our rolling NDA submission. The NDA was based on the available data from our completed Phase 3 PERSIST-1 and PERSIST-2 trials and the Phase 2 PAC203 trial. In May 2021, the FDA accepted our NDA and granted pacritinib Priority Review, with the Prescription Drug User Fee Act target action date set for November 30, 2021, which was subsequently extended by three months to February 28, 2022. On February 28, 2022, the FDA granted accelerated approval of VONJO for the treatment of adult patients with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 x 109/L. As agreed with the FDA, the PACIFICA Phase 3 trial will be completed as a post-marketing requirement.

PACIFICA Phase 3 Trial

As part of the accelerated approval of VONJO, we agreed with the FDA to amend the design of PACIFICA to have co-primary endpoints of Spleen Volume Reduction, or SVR, and modified Total Symptom Score, or TSS, with both endpoints being analyzed after the complete enrollment of the study. To ensure sufficient study powering this change resulted in an increase in study size to 399 patients. This change will be implemented in the next study amendment. In addition to co-primary endpoints SVR and TSS, overall survival is a secondary endpoint. Enrollment in this trial is progressing despite the challenges of conducting clinical trials during the COVID-19 pandemic. Additionally, enrollment at sites in Russia, Ukraine and Belarus has been indefinitely paused in response to the conflict in the region. As agreed with the FDA, following the accelerated approval of VONJO, we plan to complete the PACIFICA Phase 3 trial as a post-marketing requirement, with expected results in mid-2025.

Operations

We have historically funded our operations through the sale of equity securities, debt financing and funding received from our licensees and collaborators. We do not expect to achieve or sustain profitability for the foreseeable future. We had a net loss of $37.2 million for the three months ended March 31, 2022 and an accumulated deficit of $2.5 billion as of March 31, 2022, primarily from expenses incurred in connection with our research programs and from selling, general and administrative costs associated with our operations. We believe that our cash and cash equivalents, along with expected cash receipts from receivables arising from historical net product sales of VONJO (but excluding any cash receipts from future net product sales of VONJO), will be sufficient to fund our projected operations into the first quarter of 2023. In accordance with applicable accounting standards, our evaluation of our expected cash runway considers only relevant conditions and events that are known or reasonably knowable at the date that the financial statements are issued. As a result, our cash runway evaluation did not include VONJO sales that we may recognize in the future. We expect to include future net product sales of VONJO in our cash runway evaluation once we have an established history of such sales. This raises substantial doubt about our ability to continue as a going concern. See Part I, Item 1, “Notes to Condensed Financial Statements, Note 1. Description of Business and Summary of Significant Accounting Policies - Liquidity” of this Quarterly Report on Form 10-Q for additional information on our assessment.

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

Factors Affecting Performance

Product Sales

Following FDA approval of VONJO on February 28, 2022, we commenced shipping of VONJO to a limited number of specialty distributor customers and specialty pharmacy customers in March 2022. Product sales are recognized upon delivery of our product to our customers and are recorded net of applicable deductions, including trade discounts, distribution service fees, product returns, chargebacks and discounts, rebates and other incentives such as co-pay assistance. Our realization of product sales will be dependent, in part, upon our commercialization efforts and the market acceptance of VONJO among physicians, patients, healthcare payers and the medical community.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 primarily consisted of shipping and distribution costs of VONJO, amortization expense for intangible assets and third-party royalty costs. Cost of sales will reflect only a portion of the costs related to the manufacture of VONJO and related materials, since, prior to FDA approval, these costs were expensed as research and development expenses. We expect to utilize zero cost inventory with respect to VONJO for an extended period of time.

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

Financial Summary

Our net product sales reflect sales from our product VONJO, which was commercially launched in the United States in the first quarter of 2022 following FDA approval in February 2022. Total net product sales were $2.3 million for the three months ended March 31, 2022. We did not have any product sales for the three months ended March 31, 2021. Loss from operations was $35.1 million and $17.1 million for the three months ended March 31, 2022 and 2021, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of March 31, 2022, our cash and cash equivalents were $96.9 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 and 2021

Net product sales. We began recognizing product sales in March 2022 following the accelerated approval of VONJO by the FDA on February 28, 2022 and its subsequent commercial launch in the United States. Net product sales for the three months ended March 31, 2022 were $2.3 million. We did not have any product sales for the three months ended March 31, 2021.

The activities and ending reserve balances for significant categories of allowances for VONJO (which constitute variable consideration that is deducted from gross product sales) for the three months ended March 31, 2022 were as follows (in thousands):

	Three months ended March 31, 2022
	Chargebacks and rebates	Service fees, returns, co-pay assistance and other	Total
Balance, January 1, 2022	$—	$—	$—
Provision related to current year sales	153	204	357
Payments / credits for current year sales	(13)	(15)	(28)
Balance, March 31, 2022	$140	$189	$329

Chargebacks and rebates are expected to be the most significant component of our total gross-to-net deductions. Future gross-to-net deductions will fluctuate based on the volume of purchases eligible for government mandated discounts and rebates as well as changes in the discount percentage which is impacted by the rate of inflation and other factors. We expect gross-to-net deductions to increase for the remainder of 2022, driven by anticipated growth in our gross product sales.

Operating Costs and Expenses

Cost of sales. During the three months ended March 31, 2022, we recorded $0.3 million of cost of sales, which primarily consisted of amortization expense for intangible assets, shipping and distribution costs as well as third-party royalty costs. We did not have any cost of sales for the three months ended March 31, 2021. The manufacturing costs for VONJO incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs since product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. The time period over which reduced-cost VONJO inventory is consumed will depend on a number of factors, including the amount of future sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. At this time, we expect that cost of sales in relation to net product sales will progressively increase towards 2025 as VONJO product manufactured and expensed prior to capitalization is sold.

Research and development expenses. Our research and development expenses for compounds under development and preclinical development were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Pacritinib	$5,228	$7,969
Operating expenses	2,820	1,475
Total research and development expenses	$8,048	$9,444

Costs for our compound include external direct expenses such as principal investigator fees, charges from contract research organizations, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing our compounds. Cumulative to date external direct costs incurred by us through March 31, 2022 were $220.5 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO).

Research and development expenses were $8.0 million for the three months ended March 31, 2022 compared to $9.4 million for the same period in 2021. The decrease between the three-month periods ended March 31, 2022 and 2021 was primarily attributable to a $1.5 million decrease in the PRE-VENT Phase 3 trial and a $0.6 million decrease in the PACIFICA Phase 3 trial, partially offset by an increase of $0.7 million for professional services and additional staffing.

Selling, general and administrative expenses. Selling, general and administrative expenses were $18.0 million for the three months ended March 31, 2022 compared to $7.6 million for the same periods in 2021. Substantially all of the increase between periods was attributable to activities associated with the commercial launch of VONJO, which consisted of the following: a $7.6 million increase in additional staffing and personnel costs, a $1.9 million increase in professional services, a $0.4 million increase in infrastructure including sales-related service agreements and a $0.5 million increase in travel and other expenses.

Other operating expenses. Other operating expenses for the three months ended March 31, 2022 were attributable to a $10.3 million expense relating to resolution of a contingency in the Baxalta Asset Return and Termination Agreement, which became payable to Takeda upon FDA approval of VONJO, as well as a $0.7 million expense regarding the 2003 Italian VAT assessment. See Part I, Item 1, “Notes to Condensed Financial Statements, Note 6. Milestone Payments - Baxalta and Note 7. Contingencies” of this Quarterly Report on Form 10-Q for additional details. There were no such expenses during the three months ended March 31, 2021.

Non-Operating Expenses

Interest expense, net. Interest expense, net was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Interest income	$15	$11
Interest expense	(1,316)	(68)
Imputed interest expense (royalty financing obligation)	(611)	—
Amortization of debt discount and issuance costs	(151)	(130)
Interest expense, net	$(2,063)	$(187)

Interest income was $15,000 and $11,000 for the three months ended March 31, 2022 and 2021, respectively. Interest income was primarily related to our cash equivalent securities. The change was primarily due to increases in cash equivalent securities during the three months ended March 31, 2022 as compared to the same period in 2021.

Interest expense was $1.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense for the three month ended March 31, 2022 was primarily related to the $50 million Credit Agreement we entered into with Drug Royalty III LP 2, or DRI, in August 2021 whereas interest expense for the three months ended March 31, 2021 was related to our secured term loan with Silicon Valley bank, which was repaid in full in August 2021. The increase is primarily due to the higher average loan principal balance outstanding during the three months ended March 31, 2022 compared to the same period in prior year.

Imputed interest expense (royalty financing obligation) for the three months ended March 31, 2022 was related to non-cash interest expense recognized on the royalty financing obligation for the sale of the right to receive certain royalty payments from us under the Purchase and Sale Agreement entered into in August 2021 with DRI, or the Royalty Financing Agreement. See “Item 1, Notes to Condensed Financial Statements, Note 4. Debt Financing Arrangements” of this report for additional information. There was no such expense for the three months ended March 31, 2021.

Amortization of debt discount and issuance costs for the three months ended March 31, 2022 was related to the Credit Agreement and Royalty Financing Agreement with DRI. Amortization of debt discount and issuance costs for the three months ended March 31, 2021 was related to our term loan with Silicon Valley Bank.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from the sales and the issuance of equity securities, the incurrence of debt and payments pursuant to license and collaboration agreements. As of March 31, 2022, we had $96.9 million in cash and cash equivalents.

Product Sales. We commercially launched VONJO in March 2022 following the accelerated approval of VONJO by the FDA on February 28, 2022. We intend to rely on cash flows from product sales as our source of liquidity in the near future as we expand our commercialization efforts with respect to VONJO.

Public Offering of Common Stock and Series X1 Preferred Stock. In April 2021, we issued 16.4 million shares of our common stock at a $2.50 per share price and 600 shares of our Series X1 Preferred Stock at a $25,000 per share price, collecting net proceeds of approximately $53.6 million.

At-The-Market Equity Offering. In January 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or the Sale Agreement, to sell shares of our common stock having aggregate sales proceeds of up to $50.0 million. We sold 0.9 million shares of our common stock for net proceeds of approximately $2.7 million during the year ended December 31, 2021. For the three months ended March 31, 2022, we sold 0.8 million shares of our common stock for net proceeds of approximately $3.8 million under the Sale Agreement. Subsequent to March 31, 2022, as of the filing date of this Quarterly Report on Form 10-Q, we sold 8.2 million shares of our common stock for net proceeds of approximately $39.6 million under the Sale Agreement.

Credit Agreement. In August 2021, we entered into the Credit Agreement with DRI as lender and administrative agent, which provided for a loan in the principal amount of $50 million funded by DRI at closing. As of March 31, 2022, we had an outstanding principal balance under the Credit Agreement of $50.0 million. We are required to pay quarterly interest-only payments until August 25, 2026, or the maturity date, with the unpaid principal amount of the outstanding loan due and payable on the maturity date. The loan bears interest at a rate equal to 8.25% per annum, plus the greater of (i) 1.75% and (ii) the three-month LIBOR rate and requires a back-end fee of $1.0 million. These borrowings are secured by a first priority security interest on substantially all of our assets, subject to certain exceptions. In addition, the Credit Agreement contains a minimum liquidity covenant requiring us to maintain at least $10.0 million of unrestricted cash and cash equivalents, subject to certain exceptions. The Credit Agreement also requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Royalty Financing Agreement. In connection with the Credit Agreement discussed above, we and DRI entered into the Royalty Financing Agreement, pursuant to which we sold to DRI the right to receive certain royalty payments from us for a purchase price of up to $85.0 million in cash. In March 2022, DRI funded the upfront purchase price of $60.0 million following the FDA approval of VONJO on February 28, 2022 and will be required to provide up to $25.0 million of additional funding to us if certain minimum VONJO sales thresholds are met in 2023, or sooner. Under the Royalty Financing Agreement, DRI is entitled to receive tiered, sales-based royalties on net product sales of VONJO in the United States.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities increased to $30.0 million during the three months ended March 31, 2022 compared to $16.8 million for the same period in 2021. The increase was primarily due to increases in payments for selling, general and administrative expenses associated with the commercialization of VONJO.

Net cash provided by investing activities. There was no cash provided by or used in investing activities during the three months ended March 31, 2022. Net cash provided by investing activities was $8.0 million during the three months ended March 31, 2021 relating to the maturity of short-term investments.

Net cash provided by financing activities. Net cash provided by financing activities was $61.4 million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively. The change was primarily attributable to the net proceeds from the Royalty Financing Agreement with DRI.

Capital Resources

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that, as of the date of the filing of this Quarterly Report on Form 10-Q, our present financial resources, along with expected cash receipts from receivables arising from historical net product sales of VONJO (but excluding any cash receipts from future net product sales of VONJO), will be sufficient to fund our operations into the first quarter of 2023. In accordance with applicable accounting standards, our evaluation of our expected cash runway considers only relevant conditions and events that are known or reasonably knowable at the date that the financial statements are issued. As a result, our cash runway evaluation did not include VONJO sales that we may recognize in the future. We expect to include future net product sales of VONJO in our cash runway evaluation once we have an established history of such sales. This raises substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the first quarter of 2023 and to continue as a going concern thereafter. See Note 1 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. Further, we have incurred net losses since inception and expect to generate losses for the foreseeable future. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of March 31, 2022, our available cash and cash equivalents totaled $96.9 million, and we had an outstanding principal balance of $50.0 million under our Credit Agreement with DRI.

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

LICENSE AGREEMENTS AND MILESTONE ACTIVITIES

For information regarding our license agreements and milestone activities, please see Part I, Item 1, “Business – License Agreements” of our Annual Report on Form 10-K for the year ended December 31, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the preparation of our condensed financial statements and accompanying notes. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. The following estimates are considered material updates to our critical accounting policies and estimates disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021:

Revenue Recognition

Under Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. As part of accounting for these arrangements, we make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (i.e., the transaction price discussed in Revenue Recognition above), which includes estimates of variable consideration. We establish reserves for such variable consideration which results from customer credits, service fees, returns, chargebacks, discounts, rebates and co-pay assistance that are offered within contracts between us and our customers and other indirect healthcare entities relating to our product sales. These reserves are based on the amounts earned or to be claimed on the related sales. Where appropriate, our estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical data, current contractual and statutory requirements, specific known market trends and industry data, and forecasted customer purchase and payment patterns. These reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product sales and earnings in the period such variances become known.

Royalty Financing Obligation

The royalty financing obligation is eligible to be repaid based on royalties from net sales of VONJO. Interest expense is accrued using the effective interest rate method over the estimated repayment period of the obligation. This requires us to estimate the total amount of future royalty payments to be generated from VONJO product sales over the life of the agreement. We impute interest on the carrying value of the royalty financing obligation and record interest expense using an imputed effective interest rate. We will reassess the expected royalty payments at each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the royalty financing obligation require that we make estimates which could impact the carrying value of the liability. A significant increase or decrease in forecasted product sales could materially impact the liability balance, the amount of interest expense and the timing of repayment.

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
Changes in Internal Control over Financial Reporting
During the first fiscal quarter ended March 31, 2022, we implemented certain internal controls related to product sales in connection with the commercial launch of VONJO in the United States in March 2022. There have been no other changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, “Notes to Condensed Financial Statements, Note 7. Contingencies” of this Quarterly Report on Form 10-Q for information regarding material pending legal proceedings.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.
32(1)	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Loss, (iv) Condensed Statements of Changes in Stockholders' Equity, (v) Condensed Statements of Cash Flows and (vi) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).

(1) The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: May 12, 2022	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: May 12, 2022	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer