Form 10-Q
period 2022-09-30
CTI BIOPHARMA CORP
filed 2022-11-07
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2022
Common Stock, par value $0.001 per share	126,894,203

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$32,048	$65,446
Short-term investments	49,591	—
Accounts receivable, net	10,592	—
Inventories	1,147	—
Prepaid expenses and other current assets	3,557	2,933
Total current assets	96,935	68,379
Property and equipment, net	—	176
Intangible assets, net	23,757	—
Other assets	2,774	3,879
Total assets	$123,466	$72,434

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,443	$3,891
Accrued expenses	26,574	12,720
Current portion of long-term debt	—	47,380
Other current liabilities	753	2,660
Total current liabilities	29,770	66,651
Long-term debt	47,802	—
Royalty financing obligation	60,291	—
Other liabilities	2,440	2,016
Total liabilities	140,303	68,667
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333 as of September 30, 2022 and December 31, 2021
Series O Preferred Stock, 0 share and 12,575 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (Aggregate liquidation preference of $0 and $25,150 as of September 30, 2022 and December 31, 2021, respectively)	—	—
Series X Preferred Stock, 3,047 shares and 3,794 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (Aggregate liquidation preference of $30,470 and $37,940 as of September 30, 2022 and December 31, 2021, respectively.)	—	—
Series X1 Preferred Stock, 600 shares issued and outstanding as of September 30, 2022 and December 31, 2021 (Aggregate liquidation preference of $15,000 as of September 30, 2022 and December 31, 2021)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 266,500,000 as of September 30, 2022 and December 31, 2021
Issued and outstanding shares - 126,879,194 and 99,763,922 as of September 30, 2022 and December 31, 2021, respectively	127	100
Additional paid-in capital	2,484,574	2,429,582
Accumulated other comprehensive loss	(89)	—
Accumulated deficit	(2,501,449)	(2,425,915)
Total stockholders' (deficit) equity	(16,837)	3,767
Total liabilities and stockholders' (deficit) equity	$123,466	$72,434
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net product sales	$18,241	$—	$32,865	$—
Operating costs and expenses:
Cost of sales	1,152	—	2,347	—
Research and development	8,220	9,717	24,973	28,454
Selling, general and administrative	21,498	13,664	61,134	31,503
Other operating (income) expenses	(411)	—	10,612	—
Total operating costs and expenses	30,459	23,381	99,066	59,957
Loss from operations	(12,218)	(23,381)	(66,201)	(59,957)
Non-operating expenses:
Interest expense, net	(3,564)	(653)	(9,388)	(1,007)
Other non-operating income (expenses)	77	(145)	55	(156)
Total non-operating expenses	(3,487)	(798)	(9,333)	(1,163)
Net loss	$(15,705)	$(24,179)	$(75,534)	$(61,120)
Basic and diluted net loss per common share	$(0.13)	$(0.26)	$(0.69)	$(0.70)
Shares used in calculation of basic and diluted net loss per common share	121,597	93,823	110,066	87,574

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(15,705)	$(24,179)	$(75,534)	$(61,120)
Other comprehensive loss:
Change in unrealized loss on marketable securities	(18)	—	(89)	(2)
Other comprehensive loss	(18)	—	(89)	(2)
Comprehensive loss	$(15,723)	$(24,179)	$(75,623)	$(61,122)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands)
(unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity (Deficit)
Balance at January 1, 2022	17	$—	99,764	$100	$2,429,582	$—	$(2,425,915)	$3,767
Issuance of common stock, net (At-the-market equity facility)	—	—	794	1	3,750	—	—	3,751
Equity-based compensation	—	—	—	—	1,679	—	—	1,679
Exercise of stock options	—	—	60	—	61	—	—	61
Net loss	—	—	—	—	—	—	(37,175)	(37,175)
Balance at March 31, 2022	17	$—	100,618	$101	$2,435,072	$—	$(2,463,090)	$(27,917)
Issuance of common stock, net (At-the-market equity facility)	—	—	8,587	8	41,459	—	—	41,467
Conversion of Series X preferred stock to common stock	—	—	4,110	4	(4)	—	—	—
Equity-based compensation	—	—	—	—	2,539	—	—	2,539
Exercise of stock options and shares issued under employee stock purchase plan	—	—	816	1	1,361	—	—	1,362
Net loss	—	—	—	—	—	—	(22,654)	(22,654)
Other comprehensive loss	—	—	—	—	—	(71)	—	(71)
Balance at June 30, 2022	17	$—	114,131	$114	$2,480,427	$(71)	$(2,485,744)	$(5,274)
Conversion of Series O preferred stock to common stock	(13)	—	8,383	8	(8)	—	—	—
Conversion of Series X preferred stock to common stock	—	—	3,360	4	(4)	—	—	—
Equity-based compensation	—	—	—	—	2,822	—	—	2,822
Exercise of stock options	—	—	1,005	1	1,337	—	—	1,338
Net loss	—	—	—	—	—	—	(15,705)	(15,705)
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Balance at September 30, 2022	4	$—	126,879	$127	$2,484,574	$(89)	$(2,501,449)	$(16,837)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at January 1, 2021	17	$—	75,897	$76	$2,367,958	$2	$(2,328,007)	$40,029
Issuance of common stock, net (At-the-market equity facility)	—	—	858	1	2,961	—	—	2,962
Equity-based compensation	—	—	—	—	932	—	—	932
Cancellation of restricted stock	—	—	(4)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(17,266)	(17,266)
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Balance at March 31, 2021	17	$—	76,751	$77	$2,371,851	$(1)	$(2,345,273)	$26,654
Issuance of common stock and Series X1 preferred stock, net of issuance costs	1	—	16,400	16	53,537	—	—	53,553
Equity-based compensation	—	—	—	—	988	—	—	988
Exercise of stock options and shares issued under employee stock purchase plan	—	—	159	—	185	—	—	185
Net loss	—	—	—	—	—	—	(19,675)	(19,675)
Other comprehensive income	—	—	—	—	—	1	—	1
Balance at June 30, 2021	18	$—	93,310	$93	$2,426,561	$—	$(2,364,948)	$61,706
Conversion of Series X preferred stock to common stock	(1)	—	3,370	4	(4)	—	—	—
Equity-based compensation	—	—	—	—	1,361	—	—	1,361
Net loss	—	—	—	—	—	—	(24,179)	(24,179)
Balance at September 30, 2021	17	$—	96,680	$97	$2,427,918	$—	$(2,389,127)	$38,888

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(75,534)	$(61,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	7,040	3,281
Imputed interest expense on royalty financing obligation	5,172	—
Depreciation and amortization	1,419	395
Other	(38)	(52)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,592)	—
Inventories	(1,147)	—
Prepaid expenses and other assets	564	856
Accounts payable, accrued expenses and other liabilities	7,432	1,769
Net cash used in operating activities	(65,684)	(54,871)
Investing activities
Milestone payment to S*BIO Pte Ltd.	(25,000)	—
Purchases of short-term investments	(59,390)	—
Proceeds from maturities of short-term investments	10,000	12,000
Net cash (used in) provided by investing activities	(74,390)	12,000
Financing activities
Gross proceeds from public offering of common stock and Series X1 preferred stock	—	56,000
Cash paid for offering costs (public offering of common stock and Series X1 preferred stock)	—	(2,447)
Gross proceeds from common stock sales under at-the-market equity facility	46,936	3,064
Cash paid for issuance costs (at-the-market equity facility)	(1,604)	(411)
Gross proceeds from DRI Credit Agreement	—	50,000
Cash paid for issuance costs - DRI Credit Agreement	—	(1,806)
Gross proceeds from DRI Royalty Financing Agreement	60,000	—
Cash paid for issuance costs (DRI Royalty Financing Agreement)	(1,284)	(521)
Principal payments on Silicon Valley Bank debt	—	(6,329)
Proceeds from stock option exercises	1,877	144
Proceeds from sales of common stock under employee stock purchase plan	751	59
Net cash provided by financing activities	106,676	97,753
Net (decrease) increase in cash and cash equivalents	(33,398)	54,882
Cash and cash equivalents at beginning of period	65,446	40,394
Cash and cash equivalents at end of period	$32,048	$95,276

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,369	$158

Supplemental disclosure of noncash activities
Conversion of preferred stock to common stock	$32,530	$3,370

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2022 and 2021 has been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

We expect continued increases in revenues from VONJO as wholesalers build supply to manage patient refills and new subscriber demand. While we have seen strong refill demand, we may not be able to accurately predict the market acceptance or growth trajectory of VONJO's revenues. We project operating expenses, when offset against our projected revenues, will result in operating losses for the foreseeable future as we expect to conduct research, development, testing and regulatory compliance activities with respect to other development pathways for pacritinib. We have incurred a net operating loss every year since our formation and expect to continue to incur net losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $2.5 billion, and our available cash, cash equivalents and short-term investments were $81.6 million.

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

Our future capital requirements will depend on many factors, including: our ability to generate sales of VONJO; the cost of ongoing organization and maintenance of our commercial infrastructure and distribution capabilities; our ability to reach milestones triggering payments to be made or received under certain of our contractual arrangements; the cost of manufacturing VONJO; the cost of manufacturing clinical supplies of our product candidates or of establishing commercial supplies of any products that we may develop in the future; developments in and expenses associated with our research and development activities; our clinical development plans and any changes that we may initiate or that may be requested by the FDA or other regulators as we seek approval for products that we may develop in the future; acquisitions or collaborations with respect to compounds or other assets; competitive market developments; disruptions or other delays to our business and clinical trials resulting from ongoing worldwide current events; and other unplanned business developments.

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

Cash, Cash Equivalents and Short-Term Investments

As of September 30, 2022, our cash, cash equivalents and short-term investments consisted of cash, money market funds and corporate debt securities. As of December 31, 2021, our cash and cash equivalents consisted of cash and money market funds. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value, with Level 1 having the highest priority and Level 3 having the lowest:

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

We measure the fair value of money market funds based on the closing price reported by the fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of September 30, 2022 and December 31, 2021. The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2022			December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$291	$—	$291	$137
Level 1 securities:
Money market funds	31,757	—	31,757	65,309
Level 2 securities:
Corporate debt securities	49,680	(89)	49,591	—
Total cash, cash equivalents and short-term investments	$81,728	$(89)	$81,639	$65,446

Concentrations of Credit Risk and Uncertainties

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments that potentially subject us to concentrations of credit risk. All of our accounts receivable relate to VONJO product sales. We have not experienced any significant credit losses on cash, cash equivalents, short-term investments or accounts receivable to date and do not require collateral on accounts receivable. To estimate credit losses for accounts receivable, we consider our historical experience and other currently available information, including customer financial condition, as well as current and forecasted economic conditions affecting our customers. We consider the risk of potential credit losses to be low based on our evaluation of the creditworthiness of our customers who are specialty distributors and specialty pharmacies.

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

Accounts Receivable

Accounts receivable, net consist of amounts due from customers, net of customer allowances for prompt-pay discounts, chargebacks, rebates and product returns, as well as distribution service fees. Accounts receivable are stated at amortized cost less allowance for credit losses. Our standard credit terms range from 30 days to 66 days, and all arrangements are payable within one year of the transfer of control of the product; as such, we do not adjust our revenues for the effects of a significant financing component. We analyze past due accounts for collectability and periodically evaluate the creditworthiness of our customers. As of September 30, 2022, we determined that an allowance for credit losses was not required based on our review of customer accounts and individual circumstances.

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

As of September 30, 2022, inventories consist of active pharmaceutical ingredients and capitalized shipping, packaging and labeling costs incurred subsequent to FDA approval of VONJO. Inventories are recorded at the lower of cost and net realizable value with the cost of inventories determined on a specific identification basis in a manner that approximates the first-in, first-out method. We perform an assessment of the recoverability of capitalized inventory during each reporting period and write down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified.

Intangible Assets

Intangible assets as of September 30, 2022 consist of a capitalized milestone payment incurred upon FDA approval and commercialization of VONJO during the first quarter of 2022. See “Note 6. Milestone Payments - S*BIO Pte Ltd.” for additional details. Intangible assets are amortized on a straight-line basis over the patent life of the VONJO product compound, which was 11.9 years upon FDA approval, with a remaining amortization period of 11.3 years as of September 30, 2022. For the nine months ended September 30, 2022, we recognized $1.2 million of amortization expense, which was included in Cost of sales. The gross carrying amount and accumulated amortization were $25.0 million and $1.2 million as of September 30, 2022, respectively.

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

Cost of Sales

Cost of sales includes the cost of manufacturing inventories that are related to product sales, including overhead costs, amortization expense for intangible assets, and third-party royalties payable on net product sales. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs and manufacturing variances. For the three and nine months ended September 30, 2022, cost of sales primarily consisted of amortization expense for intangible assets, shipping and handling costs, and third-party royalty costs. Substantially all of the manufacturing costs of VONJO product sold during the current period were previously expensed as research and development expenses.

Equity-Based Compensation

Equity-based compensation expense is recognized over the requisite service periods on awards ultimately expected to vest. We apply estimated forfeiture rates at the time of grant and make revisions, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based stock options and restricted stock, we record compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. We recorded equity-based compensation expense of $2.8 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $7.0 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively. Substantially all of equity-based compensation expense was related to option awards and was included in Selling, general and administrative expenses for the periods presented.

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

Common shares underlying stock awards, warrants and convertible preferred stock aggregating 65.5 million shares and 77.6 million shares for the three months ended September 30, 2022 and 2021, respectively, and 72.0 million shares and 74.3 million shares for the nine months ended September 30, 2022 and 2021, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

Reclassification

Certain prior year items, interest income and interest expense, have been reclassified to conform to the net presentation in the current year.

2. Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$2,262	$3,109
Clinical trial deposits	512	770
Total other assets	$2,774	$3,879

3. Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Operating lease liabilities, non-current	$1,440	$2,016
End-of-facility lender fee (1)	1,000	—
Total other liabilities	$2,440	$2,016

(1) The end-of-facility lender fee as of September 30, 2022 represents an amount payable to DRI upon repayment of our secured term loan under the Credit Agreement with DRI.

4. Debt Financing Arrangements

Drug Royalty III LP 2

Credit Agreement

All amounts due under the Credit Agreement, which include a term loan in the principal amount of $50.0 million and the end-of-facility lender fee of $1.0 million, are classified as long-term liabilities on the condensed balance sheet as of September 30, 2022 since we expect to comply with all loan covenants under the Credit Agreement. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 7. Debt Financing Arrangements” of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the Credit Agreement.

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

We evaluated the terms of the Royalty Financing Agreement and concluded that the features of the funding from DRI are similar to those of a debt instrument. Accordingly, the funding from DRI is recorded as Royalty financing obligation on our condensed balance sheet. In connection with the Royalty Financing Agreement, we recorded debt issuance costs of $1.8 million, of which $1.7 million remained unamortized as of September 30, 2022. The royalty financing obligation is amortized over the expected repayment term using an effective interest rate method that is calculated based on the rate that would enable the debt to be repaid in full over the patent life of the VONJO product compound, which was 11.8 years upon funding, with a remaining amortization period of 11.3 years as of September 30, 2022. The effective interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted net product sales which affects the repayment timing and ultimate amount of repayment. As of September 30, 2022, the effective interest rate was 15.3%. We recognized non-cash interest expense of $5.2 million related to the royalty financing obligation for the nine months ended September 30, 2022. We will evaluate the effective interest rate quarterly based on our current revenue forecasts utilizing the prospective method.

The activities related to the royalty financing obligation for the nine months ended September 30, 2022 were as follows (in thousands):

Royalty financing obligation - initial funding	$60,000
Less: debt issuance costs	(1,814)
Royalty financing obligation - beginning balance	$58,186
Accretion of imputed interest on the royalty financing obligation balance	5,172
Amortization of debt issuance costs	88
Less: Royalty payments made to DRI	(1,404)
Less: Royalty payable to DRI (classified in accrued expenses)	(1,751)
Royalty financing obligation - ending balance	$60,291

5. Equity Transactions

At-The-Market Equity Offering

In January 2021, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, or the 2021 Sale Agreement, to sell shares of our common stock having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at the market” equity offering program under which Jefferies acted as sales agent. For the nine months ended September 30, 2022, we sold 9.4 million shares of our common stock for net proceeds of approximately $45.5 million under the 2021 Sale Agreement. The $50.0 million facility under the 2021 Sale Agreement was fully utilized during the second quarter of 2022.

In August 2022, we entered into another Open Market Sale Agreement℠ with Jefferies, or the 2022 Sale Agreement, to sell shares of our common stock having aggregate sales proceeds of up to $100.0 million, from time to time, through an “at the market” equity offering program under which Jefferies acts as sales agent. Under the 2022 Sale Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the 2022 Sale Agreement, Jefferies may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or on any other existing trading market for the common stock. Jefferies will use commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC. We and Jefferies may each terminate the 2022 Sale Agreement at any time upon one trading day's prior notice. We may also sell shares to Jefferies acting as principal for Jefferies’ own account. The compensation to Jefferies for sales of our common stock will be an amount equal to 3% of the gross proceeds of any shares of our common stock sold under the 2022 Sale Agreement. We have no obligation to sell any shares under the 2022 Sale Agreement, and may at any time suspend solicitation and offers under the 2022 Sale Agreement. We had no sales of our common stock under the 2022 Sale Agreement for the nine months ended September 30, 2022. As of the filing date of this Quarterly Report on Form 10-Q, the amount of sales subsequent to September 30, 2022 was nominal.

Series O Preferred Stock

In February 2018, we issued 12,575 shares of our Series O Preferred Stock to BVF Partners L.P., or BVF, an existing stockholder of the Company, pursuant to the stock exchange agreement between BVF and the Company. Matthew D. Perry, a member of our Board, is the President of BVF and portfolio manager for the underlying funds managed by the firm. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 8. Equity Transactions” of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information. During the nine months ended September 30, 2022, all of the 12,575 shares of our Series O Preferred Stock were converted into 8.4 million shares of our common stock. As of September 30, 2022, BVF beneficially owned a total of 28% of our common stock and as-converted preferred stock outstanding, which includes 7% common stock and 21% as-converted preferred stock, respectively.

Series X Preferred Stock

In March 2020, we completed a rights offering whereby we issued 15.7 million shares of our common stock and 4,429 shares of our Series X Preferred Stock convertible into our common stock. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 8. Equity Transactions” of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information. During the nine months ended September 30, 2022, 747 shares of our Series X Preferred Stock were converted into 7.5 million shares of our common stock. There were 3,047 shares of our Series X Preferred Stock outstanding as of September 30, 2022.

6. Milestone Payments

For additional information regarding the agreements discussed below, see Part II, Item 8, “Notes to Consolidated Financial Statements, Note 9. Collaboration, Licensing and Milestone Agreements” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Baxalta

Pursuant to the Asset Return and Termination Agreement, or Baxalta Termination Agreement, entered into with Baxalta in 2016, we are required to make a payment to Takeda in the amount of approximately $10.3 million, upon the first regulatory approval or any pricing and reimbursement approvals of a product containing pacritinib. Baxalta was acquired by Shire plc in 2016, and Shire plc was subsequently acquired by Takeda in 2019. Upon FDA approval of VONJO on February 28, 2022, the $10.3 million payment became payable to Takeda and is included within Accrued expenses as of September 30, 2022. The payment was originally due 60 days following FDA approval; however, the due date was subsequently amended such that the payment is now required to be made in full on or prior to March 15, 2023, subject to our timely payment of monthly interest on the outstanding amount due at an applicable interest rate specified in the amendment. Interest payments on the amount owed were $0.3 million in aggregate as of September 30, 2022. Since the $10.3 million payment does not relate to our intellectual property and arose from a contingency in the Baxalta Termination Agreement that was resolved in the first quarter of 2022, it was recorded in Other operating (income) expenses for the nine months ended September 30, 2022. Under the terms of the Baxalta Termination Agreement, we will have no further obligations to Takeda after settlement of this payment.

S*BIO Pte Ltd.

Under our agreement with S*BIO Pte Ltd., or S*BIO, we are required to make milestone payments to S*BIO up to an aggregate amount of $132.5 million if certain U.S., EU and Japanese regulatory approvals are obtained or if certain worldwide net sales thresholds are met in connection with any pharmaceutical product containing or comprising any compound that we acquired from S*BIO for use for specific diseases, infections or other conditions. S*BIO is also entitled to receive royalty payments from us at incremental rates in the low single-digits based on certain worldwide net sales thresholds on a product-by-product and country-by-country basis. Upon FDA approval of VONJO on February 28, 2022, a $25.0 million milestone payment became payable to S*BIO, which was recorded in Intangible assets, net due to the fact that this payment represents contingent consideration for the acquired pacritinib compound that became marketable and capable of generating cash flows from sales during the first quarter of 2022. The milestone payment was made to S*BIO during the second quarter of 2022. At our election, we may pay up to 50% of any milestone payments to S*BIO through the issuance of shares of our common stock or shares of our preferred stock convertible into our common stock.

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

In April 2022, we were notified that the Italian Supreme Court ruled in our favor for the 2006 and 2007 VAT year returns but ruled in the ITA's favor for the 2003 VAT year return. With respect to the 2006 and 2007 VAT year returns, on

March 31, 2022, the Italian Supreme Court issued decision No. 10355/22 which (i) rejected the appeal of the ITA, (ii) confirmed the decision of the Regional Tax Court which ruled fully in our favor, and (iii) due to a change of law, compensated the legal expenses incurred by the parties for the appeals. We have applied for refunds based on the guidance from the ITA. With respect to the 2003 VAT year return, on April 12, 2022, the Italian Supreme Court rejected our arguments both on procedural grounds and on the merits of the case, and accordingly, we accrued a liability of €0.7 million for the 2003 VAT assessment, including interest and penalties. During the three months ended September 30, 2022, the 2003 VAT liability was reduced to approximately €0.3 million based on the application of a €0.4 million deposit made to the ITA in 2014, which was previously written off from the condensed balance sheet. As of and for the nine months ended September 30, 2022, the 2003 VAT liability in the amount of €0.3 million, or approximately $0.3 million converted using the currency exchange rate as of September 30, 2022, was recorded in Accrued expenses and Other operating (income) expenses.

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

•the impact of government laws and regulations, including the Inflation Reduction Act of 2022;

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

Pacritinib is an oral kinase inhibitor with activity against wild type Janus Associated Kinase 2 (JAK2), mutant JAK2V617F form, IRAK1, ACVR1 (ALK2) and FLT3, which contribute to signaling of a number of cytokines and growth factors that are important for hematopoiesis and immune function. At clinically relevant concentrations, pacritinib does not inhibit JAK1. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. Myelofibrosis is often associated with dysregulated JAK2 signaling. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, graft versus host disease, or GvHD, and chronic lymphocytic leukemia, or CLL, due to its inhibition of JAK2, IRAK1, FLT3, ACVR1 (ALK2) and CSF1R. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

U.S. FDA Approval of VONJO

In September 2020, we reached an agreement with the FDA to submit a New Drug Application, or NDA, for the potential accelerated approval of VONJO as a treatment for myelofibrosis patients with severe thrombocytopenia, and in March 2021 we completed our rolling NDA submission. The NDA was based on the available data from our completed Phase 3 PERSIST-1 and PERSIST-2 trials and the Phase 2 PAC203 trial. In May 2021, the FDA accepted our NDA and granted pacritinib Priority Review, with the Prescription Drug User Fee Act target action date set for November 30, 2021, which was subsequently extended by three months to February 28, 2022. On February 28, 2022, the FDA granted accelerated approval of VONJO for the treatment of adult patients with intermediate or high-risk primary or secondary (post-polycythemia vera or post-

essential thrombocythemia) myelofibrosis with a platelet count below 50 x 109/L. This indication is approved under FDA accelerated approval based on spleen volume reduction. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). As agreed with the FDA, the PACIFICA Phase 3 trial will be completed as a post-marketing requirement.

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

Operations

We have historically funded our operations through the sale of equity securities, debt financing and funding received from our licensees and collaborators. We had a net loss of $15.7 million and $75.5 million for the three and nine months ended September 30, 2022, respectively, and an accumulated deficit of $2.5 billion as of September 30, 2022, primarily from expenses incurred in connection with our research programs and from selling, general and administrative costs associated with our operations. We believe that our cash, cash equivalents and short-term investments, along with expected cash receipts from net product sales of VONJO and up to $25.0 million in contractual funding commitments from DRI receivable upon achieving minimum net product sales of VONJO, will be sufficient to meet our obligations as they come due and to fund our operations for at least one year after the date that this Quarterly Report on Form 10-Q is filed with the SEC.

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

Cost of Sales

Cost of sales for the three and nine months ended September 30, 2022 primarily consisted of shipping and distribution costs of VONJO, amortization expense for intangible assets and third-party royalty costs. Cost of sales includes only a portion of the costs related to the manufacture of VONJO and related materials, since, prior to FDA approval, these costs were expensed as research and development expenses. We expect to utilize zero cost inventory with respect to VONJO for an extended period of time.

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

Financial Summary

Our net product sales reflect sales from our product VONJO, which was commercially launched in the United States in March 2022 following FDA approval on February 28, 2022. Net product sales were $18.2 million and $32.9 million for the three and nine months ended September 30, 2022, respectively. We did not have any product sales for the three and nine months ended September 30, 2021. Loss from operations was $12.2 million and $23.4 million for the three months ended September 30, 2022 and 2021, respectively, and $66.2 million and $60.0 million for the nine months ended September 30, 2022 and 2021, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance.

As of September 30, 2022, our cash, cash equivalents and short-term investments were $81.6 million.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2022 and 2021

Net product sales. We began recognizing product sales in March 2022 following FDA approval of VONJO on February 28, 2022 and its subsequent commercial launch in the United States. Net product sales were $18.2 million and $32.9 million for the three and nine months ended September 30, 2022, respectively. Net product sales were $2.3 million and $12.3 million for the first and second quarter of 2022, respectively. We did not have any product sales for the comparable periods in 2021.

The activities and ending reserve balances for significant categories of allowances for VONJO (which constitute variable consideration that is deducted from gross product sales) during the nine months ended September 30, 2022 were as follows (in thousands):

	Chargebacks and rebates	Service fees, returns, co-pay assistance and other	Total
Balance, January 1, 2022	$—	$—	$—
Provision related to current year sales	3,718	1,930	5,648
Payments / credits for current year sales	(2,508)	(1,466)	(3,974)
Balance, September 30, 2022	$1,210	$464	$1,674

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

Operating Costs and Expenses

Cost of sales. During the three and nine months ended September 30, 2022, we recorded $1.2 million and $2.3 million of cost of sales, respectively, which primarily consisted of amortization expense for intangible assets, shipping and distribution costs as well as third-party royalty costs. We did not have any cost of sales for the comparable periods in 2021. The manufacturing costs for VONJO incurred prior to FDA approval on February 28, 2022 were not capitalized as inventory but were expensed as research and development costs since product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, cost of sales reflects only a portion of the costs related to the manufacture of VONJO and related materials. If cost of sales had included such previously-expensed inventory that was sold during the current period, cost of sales for the three and nine months ended September 30, 2022 would have been $1.5 million and $2.9 million, respectively.

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

Research and development expenses. Our research and development expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pacritinib	$5,255	$7,914	$16,326	$23,337
Operating expenses	2,965	1,803	8,647	5,117
Total research and development expenses	$8,220	$9,717	$24,973	$28,454

Costs for our compound include external direct expenses such as principal investigator fees, charges from contract research organizations, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Operating expenses include our personnel costs and an allocation of occupancy, depreciation and amortization expenses associated with developing our compounds. Cumulative to date external direct costs incurred by us through September 30, 2022 were $231.6 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO Pte Ltd. or S*BIO, in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO).

Research and development expenses were $8.2 million and $25.0 million for the three and nine months ended September 30, 2022, respectively, compared to $9.7 million and $28.5 million for the same periods in 2021. The decrease between the three-month periods ended September 30, 2022 and 2021 was primarily attributable to a $0.6 million decrease in the PRE-VENT Phase 3 trial, a $0.5 million decrease in the PACIFICA Phase 3 trial and a $1.5 million decrease in professional services, partially offset by a $1.1 million increase for additional staffing. The decrease between the nine-month periods ended September 30, 2022 and 2021 was primarily attributable to a $2.4 million decrease in the PRE-VENT Phase 3 trial, a $1.6 million decrease in the PACIFICA Phase 3 trial and a $3.0 million decrease in professional services, partially offset by a $3.5 million increase for additional staffing.

Selling, general and administrative expenses. Selling, general and administrative expenses were $21.5 million and $61.1 million for the three and nine months ended September 30, 2022, respectively, compared to $13.7 million and $31.5 million for the same periods in 2021. Substantially all of the increases between periods were attributable to activities associated with the commercial launch of VONJO. The increase between the three-month periods ended September 30, 2022 and 2021 was primarily attributable to a $6.0 million increase in additional staffing and personnel costs, a $1.1 million increase in professional services, a $0.1 million increase in infrastructure including sales-related service agreements and a $0.6 million increase in travel and other expenses. The increase between the nine-month periods ended September 30, 2022 and 2021 was primarily attributable to a $21.1 million increase in additional staffing and personnel costs, a $5.6 million increase in professional services, a $0.7 million increase in infrastructure including sales-related service agreements and a $2.2 million increase in travel and other expenses.

Other operating (income) expenses. Other operating expenses for the nine months ended September 30, 2022 were attributable to a $10.3 million expense relating to resolution of a contingency in the Baxalta Asset Return and Termination Agreement, which became payable to Takeda upon FDA approval of VONJO, as well as a $0.3 million expense relating to the 2003 Italian VAT assessment. Other operating income for the three months ended September 30, 2022 is related to a $0.4 million reduction to the 2003 Italian VAT assessment liability balance. See Part I, Item 1, “Notes to Condensed Financial Statements, Note 6. Milestone Payments - Baxalta and Note 7. Contingencies” of this Quarterly Report on Form 10-Q for additional information. There were no such income or expenses during the three and nine months ended September 30, 2021.

Non-Operating Expenses

Interest expense, net. Interest expense, net was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest income	$435	$9	$662	$28
Interest expense	(1,533)	(531)	(4,369)	(644)
Imputed interest expense (royalty financing obligation)	(2,287)	—	(5,172)	—
Amortization of debt discount and issuance costs	(179)	(131)	(509)	(391)
Interest expense, net	$(3,564)	$(653)	$(9,388)	$(1,007)

Interest income was primarily related to our cash equivalent securities and short-term investments. The changes between periods were primarily due to increases in short-term investments during the three and nine months ended September 30, 2022 as compared to the same periods in 2021.

Interest expense for the three and nine months ended September 30, 2022 and 2021 was primarily related to the $50.0 million Credit Agreement we entered into with Drug Royalty III LP 2, or DRI, in August 2021. The increase primarily resulted from the higher average loan principal balance outstanding during the three and nine months ended September 30, 2022 compared to the same periods in the prior year.

Imputed interest expense (royalty financing obligation) for the three and nine months ended September 30, 2022 was related to non-cash interest expense recognized on the royalty financing obligation for the sale of the right to receive certain royalty payments from us under the Purchase and Sale Agreement entered into in August 2021 with DRI, or the Royalty Financing Agreement. See Item 1, “Notes to Condensed Financial Statements, Note 4. Debt Financing Arrangements” of this report for additional information. There was no such expense for the three and nine months ended September 30, 2021.

Amortization of debt discount and issuance costs for the three and nine months ended September 30, 2022 was related to the Credit Agreement and Royalty Financing Agreement with DRI. Amortization of debt discount and issuance costs for the three and nine months ended September 30, 2021 was related to the Credit Agreement with DRI and our term loan with Silicon Valley Bank, which was repaid in full in August 2021.

Other non-operating income (expenses). Other non-operating expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Foreign exchange gain (loss)	$77	$(7)	$55	$(18)
Loss on extinguishment of debt	—	(138)	—	(138)
Other non-operating income (expenses)	$77	$(145)	$55	$(156)

Loss on extinguishment of debt for the three and nine months ended September 30, 2021 was related to a loss recognized upon repayment of our secured term loan with Silicon Valley Bank in August 2021. There were no such expenses for the three and nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have funded our operations from proceeds from the sales and the issuance of equity securities, the incurrence of debt and payments pursuant to license and collaboration agreements. As of September 30, 2022, we had $81.6 million in cash, cash equivalents and short-term investments.

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

At-The-Market Equity Offering. In January 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or the 2021 Sale Agreement, to sell shares of our common stock having aggregate sales proceeds of up to $50.0 million. We sold 0.9 million shares of our common stock for net proceeds of approximately $2.7 million during the year ended December 31, 2021. For the nine months ended September 30, 2022, we sold 9.4 million shares of our common stock for net proceeds of approximately $45.5 million under the 2021 Sale Agreement. The $50.0 million facility under the 2021 Sale Agreement was fully utilized during the second quarter of 2022. In August 2022, we entered into the 2022 Sale Agreement with Jefferies, to sell shares of our common stock having aggregate sales proceeds of up to $100.0 million. We had no sales of our common stock under the 2022 Sale Agreement for the nine months ended September 30, 2022.

Credit Agreement. In August 2021, we entered into the Credit Agreement with DRI as lender and administrative agent, which provided for a loan in the principal amount of $50 million funded by DRI at closing. As of September 30, 2022, we had an outstanding principal balance under the Credit Agreement of $50.0 million. We are required to pay quarterly interest-only payments until August 25, 2026, or the maturity date, with the unpaid principal amount of the outstanding loan due and payable on the maturity date. The loan bears interest at a rate equal to 8.25% per annum, plus the greater of (i) 1.75% and (ii) the three-month LIBOR rate and requires a back-end fee of $1.0 million. These borrowings are secured by a first priority security interest on substantially all of our assets, subject to certain exceptions. In addition, the Credit Agreement contains a minimum liquidity covenant requiring us to maintain at least $10.0 million of unrestricted cash and cash equivalents, subject to certain exceptions. The Credit Agreement also requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately.

Royalty Financing Agreement. In connection with the Credit Agreement discussed above, we and DRI entered into the Royalty Financing Agreement, pursuant to which we sold to DRI the right to receive certain royalty payments from us for a purchase price of up to $85.0 million in cash. In March 2022, DRI funded the upfront purchase price of $60.0 million following the FDA approval of VONJO on February 28, 2022 and will be required to provide up to $25.0 million of additional funding to us if certain minimum VONJO sales thresholds are met in 2023 or sooner. Under the Royalty Financing Agreement, DRI is entitled to receive tiered, sales-based royalties on net product sales of VONJO in the United States.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities increased to $65.7 million during the nine months ended September 30, 2022 compared to $54.9 million for the same period in 2021. The increase was primarily due to increases in payments for selling, general and administrative expenses associated with the commercialization of VONJO, partially offset by cash receipts from VONJO product sales. Though cash used in operating activities increased compared to 2021, cash used in operating activities decreased from $30.0 million in the first quarter of 2022 to $20.2 million in the second quarter of 2022 and further to $15.5 million in the third quarter of 2022, largely due to increases in VONJO product sales.

Net cash (used in) provided by investing activities. Net cash used in investing activities during the nine months ended September 30, 2022 was attributable to a $25.0 million milestone payment to S*BIO and purchases and maturity of short-term investments. See “Note 6. Milestone Payments - S*BIO Pte Ltd.” for additional details. Net cash provided by investing activities during the nine months ended September 30, 2021 was related to the maturity of short-term investments.

Net cash provided by financing activities. Net cash provided by financing activities was $106.7 million and $97.8 million during the nine months ended September 30, 2022 and 2021, respectively. Net cash provided during the nine months ended September 30, 2022 was primarily attributable to net proceeds from the Royalty Financing Agreement with DRI and the utilization of the at-the-market equity facility. Net cash provided during the nine months ended September 30, 2021 was primarily attributable to net proceeds from the public offering of common stock and Series X1 preferred stock and the loan proceeds from Drug Royalty III LP 2.

Capital Resources

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We believe that, as of the date of the filing of this Quarterly Report on Form 10-Q, our present financial resources, along with expected cash receipts from net product sales of VONJO and up to $25.0 million in contractual funding commitments from DRI receivable upon achieving minimum net product sales of VONJO, will be sufficient to meet our obligations as they come due and to fund our operations for at least one year after the date that this Quarterly Report on Form 10-Q is filed with the SEC. We have historically funded our operations through equity financings, borrowings and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of September 30, 2022, our available cash, cash equivalents and short-term investments totaled $81.6 million, and we had an outstanding principal balance of $50.0 million under our Credit Agreement with DRI.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.1	Open Market Sale Agreement℠, dated August 16, 2022, between CTI BioPharma Corp. and Jefferies LLC.	S-3	333-266926	1.2	August 17, 2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.
32(1)	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Loss, (iv) Condensed Statements of Changes in Stockholders' Equity, (v) Condensed Statements of Cash Flows and (vi) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: November 7, 2022	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: November 7, 2022	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer