Form 10-Q
period 2023-03-31
CTI BIOPHARMA CORP
filed 2023-05-15
CIK 891293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2023
Common Stock, par value $0.001 per share	131,880,176

CTI BIOPHARMA CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CTI BIOPHARMA CORP.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$24,209	$30,420
Short-term investments	34,802	49,519
Accounts receivable, net	22,957	15,387
Inventories	777	733
Prepaid expenses and other current assets	3,708	3,337
Total current assets	86,453	99,396
Intangible assets, net	22,705	23,226
Other assets	3,114	3,303
Total assets	$112,272	$125,925

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,025	$2,008
Accrued expenses	16,306	29,402
Current portion of long-term debt	48,084	47,943
Other current liabilities	1,811	1,781
Total current liabilities	68,226	81,134
Royalty financing obligation	68,371	61,134
Other liabilities	1,022	1,234
Total liabilities	137,619	143,502
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value per share:
Authorized shares - 33,333 as of March 31, 2023 and December 31, 2022
Series X Preferred Stock, 3,047 shares issued and outstanding as of March 31, 2023 and December 31, 2022 (Aggregate liquidation preference of $30,470 as of March 31, 2022 and December 31, 2022)	—	—
Series X1 Preferred Stock, 600 shares issued and outstanding as of March 31, 2023 and December 31, 2022 (Aggregate liquidation preference of $15,000 as of March 31, 2023 and December 31, 2022)	—	—
Common stock, $0.001 par value per share:
Authorized shares - 266,500,000 as of March 31, 2023 and December 31, 2022
Issued and outstanding shares - 131,879,976 and 130,747,161 as of March 31, 2023 and December 31, 2022, respectively	132	131
Additional paid-in capital	2,506,861	2,501,234
Accumulated other comprehensive loss	(11)	(35)
Accumulated deficit	(2,532,329)	(2,518,907)
Total stockholders’ deficit	(25,347)	(17,577)
Total liabilities and stockholders’ deficit	$112,272	$125,925
 See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net product sales	$24,116	$2,295
Operating costs and expenses:
Cost of sales	1,224	278
Research and development	10,211	8,048
Selling, general and administrative	21,913	18,046
Other operating expenses	—	11,023
Total operating costs and expenses	33,348	37,395
Loss from operations	(9,232)	(35,100)
Non-operating expenses:
Interest expense, net	(4,183)	(2,063)
Other non-operating expenses	(7)	(12)
Total non-operating expenses	(4,190)	(2,075)
Net loss	$(13,422)	$(37,175)
Basic and diluted net loss per common share	$(0.10)	$(0.37)
Shares used in calculation of basic and diluted net loss per common share	131,566	99,834

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(13,422)	$(37,175)
Other comprehensive income:
Change in unrealized gain on marketable securities	24	—
Other comprehensive income	24	—
Comprehensive loss	$(13,398)	$(37,175)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands)
(unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at January 1, 2023	4	$—	130,747	$131	$2,501,234	$(35)	$(2,518,907)	$(17,577)
Equity-based compensation	—	—	—	—	2,496	—	—	2,496
Exercise of stock options	—	—	1,133	1	3,131	—	—	3,132
Net loss	—	—	—	—	—	—	(13,422)	(13,422)
Other comprehensive income	—	—	—	—	—	24	—	24
Balance at March 31, 2023	4	$—	131,880	$132	$2,506,861	$(11)	$(2,532,329)	$(25,347)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity (Deficit)
Balance at January 1, 2022	17	$—	99,764	$100	$2,429,582	$—	$(2,425,915)	$3,767
Issuance of common stock, net (At-the-market equity facility)	—	—	794	1	3,750	—	—	3,751
Equity-based compensation	—	—	—	—	1,679	—	—	1,679
Exercise of stock options	—	—	60	—	61	—	—	61
Net loss	—	—	—	—	—	—	(37,175)	(37,175)
Balance at March 31, 2022	17	$—	100,618	$101	$2,435,072	$—	$(2,463,090)	$(27,917)

See accompanying notes.

CTI BIOPHARMA CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(13,422)	$(37,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	2,496	1,679
Imputed interest expense on royalty financing obligation	3,015	611
Depreciation and amortization	520	317
Other	(329)	(51)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,570)	(2,426)
Inventories	(43)	(102)
Prepaid expenses and other assets	(189)	454
Accounts payable, accrued expenses and other liabilities	(15,576)	6,716
Net cash used in operating activities	(31,098)	(29,977)
Investing activities
Purchases of short-term investments	(14,745)	—
Proceeds from maturities of short-term investments	30,000	—
Net cash provided by investing activities	15,255	—
Financing activities
Gross proceeds from common stock sales under at-the-market equity facility	—	2,716
Cash paid for issuance costs (at-the-market equity facility)	—	(82)
Gross proceeds from DRI Royalty Financing Agreement	6,500	60,000
Cash paid for issuance costs (DRI Royalty Financing Agreement)	—	(1,262)
Proceeds from stock option exercises	3,132	61
Net cash provided by financing activities	9,632	61,433
Net (decrease) increase in cash and cash equivalents	(6,211)	31,456
Cash and cash equivalents at beginning of period	30,420	65,446
Cash and cash equivalents at end of period	$24,209	$96,902

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,856	$1,250

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

On May 10, 2023, CTI entered into an Agreement and Plan of Merger, or the Merger Agreement, with Swedish Orphan Biovitrum AB (publ), a Swedish public limited liability company, or Sobi, and Cleopatra Acquisition Corp., a Delaware corporation and a wholly owned, indirect subsidiary of Sobi, or the Purchaser. For additional information regarding the pending Merger, please see “Note 6. Subsequent Events”.

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2023 and 2022 has been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited condensed financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 6, 2023.

The condensed balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the condensed financial statements and accompanying notes. Estimates are used for, but not limited to, evaluation of going concern and classification of liabilities, net product sales, clinical accruals, intangible assets, interest expense on royalty financing obligation, income taxes, equity-based compensation and the collectability of receivables. Given the global economic climate, these estimates are becoming more challenging, and actual results could differ materially from those estimates. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in this Quarterly Report on Form 10-Q for further information.

Liquidity

The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the condensed financial statements are issued. Our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed financial statements are issued.

While we have seen strong refill demand and expect revenues from VONJO to be one of our primary sources of liquidity, we may not be able to accurately predict the market acceptance or growth trajectory of VONJO’s revenues. We project operating expenses, when offset against our projected revenues, will result in operating losses for the foreseeable future as we expect to conduct research, development, testing and regulatory compliance activities with respect to other development pathways for pacritinib. We have incurred a net operating loss every year since our formation and expect to continue to incur net losses for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $2.5 billion. Our available cash, cash equivalents and short-term investments were $59.0 million as of March 31, 2023. We expect that our present financial resources, together with expected cash receipts from net product sales of VONJO, will be sufficient to meet our obligations as they come due and to fund our operations into the first quarter of 2024. Based on our evaluation completed pursuant to ASC 205-40 Presentation of Financial Statements-Going Concern, these factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed financial statements are issued.

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

Cash, Cash Equivalents and Short-Term Investments

As of March 31, 2023 and December 31, 2022, our cash, cash equivalents and short-term investments consisted of cash, money market funds and corporate debt securities. Cash equivalents and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. There are three levels of inputs used to measure fair value, with Level 1 having the highest priority and Level 3 having the lowest:

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

We measure the fair value of money market funds based on the closing price reported by the fund sponsor from an actively traded exchange. We value all other securities using broker quotes that utilize observable market inputs. We did not hold cash, cash equivalents and short-term investments categorized as Level 3 assets as of March 31, 2023 and December 31, 2022.

The following table summarizes, by major security type, our cash, cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2023			December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Financial Assets
Cash	$167	$—	$167	$337
Level 1 securities:
Money market funds	24,042	—	24,042	30,083
Level 2 securities:
Corporate debt securities	34,813	(11)	34,802	49,519
Total cash, cash equivalents and short-term investments	$59,022	$(11)	$59,011	$79,939

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

We source our drug products for commercial operations and clinical trials from a concentrated group of third-party suppliers and contractors. If we are unable to obtain sufficient quantities of source materials, manufacture or distribute our products to customers from existing suppliers and service providers, or obtain the materials or services from other suppliers or manufacturers, certain sales and research and development activities may be delayed.

Accounts Receivable

Accounts receivable, net consist of amounts due from customers, net of customer allowances for prompt-pay discounts, chargebacks, rebates and product returns, as well as distribution service fees. Accounts receivable are stated at amortized cost less allowance for credit losses. Our standard credit terms range from 30 days to 66 days, and all arrangements are payable within one year of the transfer of control of the product; as such, we do not adjust our revenues for the effects of a significant financing component. We analyze past due accounts for collectability and periodically evaluate the creditworthiness of our customers. As of March 31, 2023, we determined that an allowance for credit losses was not required based on our review of customer accounts and individual circumstances.

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

As of March 31, 2023, inventories consist of active pharmaceutical ingredients and capitalized shipping, packaging and labeling costs incurred subsequent to FDA approval of VONJO. Inventories are recorded at the lower of cost and net realizable value with the cost of inventories determined on a specific identification basis in a manner that approximates the first-in, first-out method. We perform an assessment of the recoverability of capitalized inventory during each reporting period and write down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified.

Intangible Assets

Intangible assets as of March 31, 2023 consist of a capitalized milestone payment incurred upon FDA approval and commercialization of VONJO during the first quarter of 2022. Intangible assets are amortized on a straight-line basis over the patent life of the VONJO product compound, which was 11.9 years upon FDA approval, with a remaining amortization period of 10.8 years as of March 31, 2023. For the three months ended March 31, 2023 and 2022, we recognized $0.5 million and $0.2 million of amortization expense, respectively, which was included in Cost of sales. The gross carrying amount and accumulated amortization were $25.0 million and $2.3 million, respectively, as of March 31, 2023.

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

Credit Agreement

All amounts due under the Credit Agreement with DRI, which include a term loan in the principal amount of $50.0 million and the end-of-facility lender fee of $1.0 million, have been recorded in current liabilities on the condensed balance sheets as of March 31, 2023 and December 31, 2022 due to the considerations discussed in Liquidity above and the assessment that the events of default clause, which includes a material adverse effect provision under the Credit Agreement, is not within our control. We have not been notified of an event of default by DRI as of the date of the filing of this Quarterly Report on Form 10-Q. In addition, the Credit Agreement contains a minimum liquidity covenant requiring us to maintain at least $10.0 million of unrestricted cash and cash equivalents, subject to certain exceptions. See Part II, Item 8, “Notes to Consolidated Financial Statements, Note 8. Debt Financing Arrangements” of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding the Credit Agreement with DRI. Upon the closing of the pending acquisition by Sobi, the loan under the Credit Agreement will be repaid in full, unless otherwise directed by DRI, including the end-of-facility lender fee of $1.0 million and a prepayment charge of approximately $2.2 million.

Royalty Financing Obligation

In August 2021, we entered into a Purchase and Sale Agreement, or the Royalty Financing Agreement, with DRI. We evaluated the terms of the Royalty Financing Agreement and concluded that the features of the funding from DRI are similar to those of a debt instrument. Accordingly, the funding from DRI is recorded as Royalty financing obligation on our balance sheet. The Royalty Financing Agreement does not contain subjective acceleration clauses or provisions that would require repayment of funding; as such, the funding received under the Royalty Financing Agreement is classified in long-term liabilities. See Part I, Item 1, “Notes to Condensed Financial Statements, Note 5. Royalty Financing Agreement ” of this Quarterly Report on Form 10-Q for additional details.

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

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. We apply the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that we will collect the consideration we are entitled to in exchange for goods or services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. Prior to recognizing revenue, we make estimates of the transaction price, including any variable consideration that is subject to a constraint. Variable consideration is included in the transaction price to the extent that it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized and when the uncertainty associated with the variable consideration is subsequently resolved. We recognize revenue for the amount of the transaction price that is allocated to the respective performance obligation as the performance obligation is satisfied.

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

Cost of Sales

Cost of sales includes the cost of manufacturing inventories that are related to product sales, including overhead costs, amortization expense for intangible assets, and third-party royalties payable on net product sales. In addition, shipping and handling costs for product shipments are recorded in cost of sales as incurred. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs and manufacturing variances. For the three months ended March 31, 2023 and 2022, cost of sales primarily consisted of amortization expense for intangible assets, shipping and handling costs, and third-party royalty costs. Substantially all of the manufacturing costs of VONJO product sold during the periods presented were previously expensed as research and development expenses.

Equity-Based Compensation Expense

Equity-based compensation expense is recognized over the requisite service periods on awards ultimately expected to vest. We apply estimated forfeiture rates at the time of grant and make revisions, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recorded equity-based compensation expense of $2.5 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. Substantially all of equity-based compensation expense was related to option awards and was included in Selling, general and administrative expenses for the periods presented.

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

Common shares underlying stock awards, warrants and convertible preferred stock aggregating 58.3 million shares and 74.3 million shares for the three months ended March 31, 2023 and 2022, respectively, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Milestone Payment

In October 2016, we entered into the Asset Return and Termination Agreement with Baxalta, pursuant to which, we were required to make a milestone payment to Takeda Pharmaceutical Company Limited, or Takeda, in the amount of approximately $10.3 million, upon the first regulatory approval or any pricing and reimbursement approvals of a product containing pacritinib. See Part II, Item 8, “Notes to Financial Statements, Note 10. Collaboration, Licensing and Milestone Agreements - Baxalta” of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information. The milestone payment became payable upon FDA approval of VONJO on February 28, 2022 and was included in Accrued expenses as of December 31, 2022. The milestone payment was subsequently made to Takeda in March 2023.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board, or FASB, issued accounting guidance to provide temporary optional expedients to ease the potential burden in accounting for reference rate reform. The guidance includes an optional expedient that simplifies accounting for contract modifications to loans receivable and debt, by prospectively adjusting the effective interest rate. In December 2022, the FASB issued guidance to defer the sunset of the reference rate reform guidance until December 31, 2024. In August 2021, we entered into the Credit Agreement, which has an interest rate referenced to the London Interbank Offered Rate, or LIBOR. We plan to elect the optional expedient for our credit facility by prospectively adjusting the effective interest rate if the cessation of the LIBOR occurs. We do not expect the adoption of this guidance to have a material impact on our condensed financial statements.

Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of these have had or will have a material impact on our condensed financial statements.

2. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$153	$156
Work-in-process	537	496
Finished goods	87	81
Total inventories	$777	$733

3. Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$1,889	$2,078
Prepaid manufacturing	855	855
Clinical trial deposits	370	370
Total other assets	$3,114	$3,303

4. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Operating lease liabilities - current	$811	$781
End-of-facility lender fee (1)	1,000	1,000
Total other current liabilities	$1,811	$1,781

(1) The end-of-facility lender fee represents an amount payable to DRI upon repayment of our secured term loan under the Credit Agreement with DRI.

5. Royalty Financing Agreement

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

In March 2022, DRI funded the upfront purchase price of $60.0 million following FDA approval of VONJO in February 2022 and in January 2023, we received $6.5 million in additional funding in connection with the achievement of a certain minimum VONJO sales threshold. DRI will be required to provide up to $18.5 million of additional funding if certain minimum VONJO sales thresholds are met by the end of the third quarter of 2023.

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

We evaluated the terms of the Royalty Financing Agreement and concluded that the features of the funding from DRI are similar to those of a debt instrument. Accordingly, the funding from DRI is recorded as Royalty financing obligation on our condensed balance sheet. In connection with the Royalty Financing Agreement, we recorded debt issuance costs of $1.8 million, of which $1.7 million remained unamortized as of March 31, 2023. The royalty financing obligation is amortized over the expected repayment term using an effective interest rate method that is calculated based on the rate that would enable the debt to be repaid in full over the patent life of the VONJO product compound, which was 11.8 years upon funding, with a remaining amortization period of 10.8 years as of March 31, 2023. The effective interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted net product sales which affects the repayment timing and ultimate amount of repayment. As of March 31, 2023, the effective interest rate was 18.8%. We will evaluate the effective interest rate quarterly based on our current revenue forecasts utilizing the prospective method.

The activities related to the royalty financing obligation for the three months ended March 31, 2023 were as follows (in thousands):

Royalty financing obligation - beginning balance at January 1, 2023	$61,134
Additional funding received from DRI upon achievement of a sales milestone	6,500
Accretion of imputed interest on the royalty financing obligation balance	3,015
Amortization of debt issuance costs	37
Less: Royalty payable to DRI (classified in accrued expenses)	(2,315)
Royalty financing obligation - ending balance at March 31, 2023	$68,371

6. Subsequent Events

Agreement and Plan of Merger

On May 10, 2023, CTI entered into an Agreement and Plan of Merger, or the Merger Agreement, with Swedish Orphan Biovitrum AB (publ), a Swedish public limited liability company, or Sobi, and Cleopatra Acquisition Corp., a Delaware corporation and a wholly owned, indirect subsidiary of Sobi, or the Purchaser.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer, or the Offer, to acquire all of the outstanding shares of CTI common stock, or the Shares, at an offer price of $9.10 per Share, net to the seller in cash, without interest, subject to any applicable withholding taxes, or the Offer Price.

The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of the conditions set forth in Annex I to the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn that number of Shares that, when added to any Shares then owned by Sobi and its controlled affiliates, represent at least one Share more than half of the sum of (A) all Shares then outstanding as of the expiration of the Offer, and (B) all Shares that CTI may be required to issue upon the vesting (including vesting solely as a result of the consummation of the Offer), conversion, settlement or exercise of all then-outstanding warrants, options, benefit plans, obligations or securities convertible or exchangeable into Shares or other rights to acquire or be issued Shares (in each case other than outstanding shares of CTI preferred stock), regardless of the conversion or exercise price or other terms and conditions thereof, or the Minimum Condition; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and receipt of clearance, approval or consent under any other applicable antitrust law; and (iii) those other conditions set forth in Annex I to the Merger Agreement.

Following the consummation of the Offer and upon the terms and subject to the conditions of the Merger Agreement, Purchaser will merge with and into CTI, with CTI surviving as a wholly owned, indirect subsidiary of Sobi, or the Merger. In the Merger, each Share issued and outstanding immediately prior to the effective time, or the Effective Time, of the Merger (other than certain excluded Shares as described in the Merger Agreement) will automatically be converted into the right to receive the Offer Price.

In addition, immediately prior to the Effective Time, each unexpired and unexercised option to purchase Shares under any CTI stock plan, or a Company Stock Option, whether or not vested, and that has an exercise price per Share that is less than the Offer Price, shall be cancelled and converted into the right to receive a payment in cash (without interest and less any applicable withholding taxes) equal to the product of (i) the total number of Shares subject to such Company Stock Option immediately prior to such cancellation and (ii) the excess, if any, of the Offer Price over the exercise price per Share subject to such Company Stock Option immediately prior to such cancellation. At the Effective Time, each Company Stock Option that is then outstanding and unexercised, whether or not vested, and that has an exercise price per Share that is equal to or greater than the Offer Price shall be cancelled and the holder thereof shall not be entitled to any payment with respect to such cancelled Company Stock Option.

In addition, each share of CTI preferred stock that is issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $91,000 per share (which is calculated in accordance with CTI’s certificate of designation applicable to such share of CTI preferred stock), without interest, subject to any applicable withholding taxes.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. Among other things, until the earlier of the termination of the Merger Agreement or the Effective Time, CTI has agreed to operate its business in the ordinary course consistent with past practice and has agreed to certain other operating covenants, as set forth fully in the Merger Agreement. The Merger Agreement also prohibits CTI’s solicitation of proposals relating to alternative transactions and restricts CTI’s ability to furnish information to, or participate in any discussions or negotiations with, any third party with respect to any such transaction, subject to certain limited exceptions.

Either CTI or Sobi may terminate the Merger Agreement in certain circumstances, including if (i) the Offer is not completed by 11:59 p.m. Eastern Time on September 11, 2023, subject to automatic extension in the event that antitrust approval has not been obtained, or the Outside Date, (ii) a governmental authority of competent jurisdiction has issued a final, non-appealable judgment preventing the consummation of the Offer or the Merger or any applicable law by such a governmental authority makes consummation of the Offer or the Merger illegal, (iii) the Offer has expired without the acceptance of the Shares for payment or the purchase of Shares validly tendered pursuant to the Offer, in a circumstance in which all of the conditions to the Offer have been satisfied or waived (other than the Minimum Condition) following extension of the Offer pursuant to the Merger Agreement, or (vi) prior to the Offer Acceptance Time (as defined in the Merger Agreement) the other party breaches its representations, warranties or covenants in the Merger Agreement in a way that would cause certain conditions of the Offer not to be satisfied, subject to the right of the breaching party to cure the breach as set forth in the Merger Agreement. In addition, CTI may terminate the Merger Agreement, subject to compliance with specified process and notice requirements, in order to enter into an agreement with a third party who has made a “Superior Offer” (as defined in the Merger Agreement), and Sobi may terminate the Merger Agreement if (x) CTI’s board of directors has changed its recommendation in favor of the Offer and the Merger, failed to include its recommendation in the Schedule 14D-9, failed to publicly reaffirm its recommendation within five business days when requested by Sobi or has taken certain other specified actions described in the Merger Agreement (each a “Company Adverse Recommendation Change”) or (y) CTI has materially breached its obligations in respect of the non-solicitation provisions in the Merger Agreement.

In the event of a termination of the Merger Agreement under certain specified circumstances, including (i) termination by CTI to enter into an agreement providing for a Superior Offer (provided that CTI did not materially breach its non-solicitation obligations in any manner that results in such Superior Offer), (ii) termination by Sobi following a Company Adverse Recommendation Change, (iii) termination by Sobi due to the CTI board of directors’ failure to include its recommendation in the Schedule 14D-9, (iv) termination by Sobi because CTI has materially breached its obligations in respect of the non-solicitation provisions in the Merger Agreement, or (v) termination by either CTI or Sobi if the closing of the transactions contemplated by the Merger Agreement has not occurred by the Outside Date or termination by Sobi prior to the Offer Acceptance Time if CTI breaches its representations, warranties or covenants in the Merger Agreement in a way that would cause certain conditions of the Offer not to be satisfied (subject to CTI’s right to cure the breach as set forth in the Merger Agreement prior to such time of termination), and (A) a bona fide an “Acquisition Proposal” (as defined in the Merger Agreement) has been publicly disclosed after the date of the Merger Agreement and (B) within twelve months following such termination, CTI signs a definitive agreement for an Acquisition Proposal or consummates an Acquisition Proposal, in each case of the foregoing clauses (i)-(v), CTI is required to pay Sobi a termination fee equal to $59.0 million.

Tender and Support Agreement

Concurrently with the execution and delivery of the Merger Agreement, certain of CTI’s stockholders, or the Tendering Stockholders, entered into a Tender and Support Agreement, or the Support Agreement, with Sobi and Purchaser, pursuant to which each Tendering Stockholder agreed, among other things, to tender his or its Shares subject to the Support Agreement pursuant to the Offer and, if necessary, vote his or its Shares (i) in favor of (A) the approval and adoption of the Merger Agreement and the transactions contemplated thereunder or any other transaction pursuant to which Sobi proposes to acquire CTI in which CTI’s stockholders would receive aggregate cash consideration per Share equal to or greater than the cash consideration to be received by such stockholders in the Offer and the Merger and, (B) in the event any vote or consent of CTI’s stockholders is required to adopt the Merger Agreement or the transactions contemplated thereby, any other matter necessary for consummation of the transactions contemplated by the Merger Agreement, and (ii) against any (A) action or agreement which is intended or would reasonably be expected to impede, delay, postpone, interfere with, nullify or prevent in any material respect the Offer or the Merger, (B) Acquisition Proposal or action in furtherance thereof, (C) amendment to CTI’s certificate of incorporation or bylaws, (D) material change to the capitalization of CTI, (E) change in a majority of CTI’s board of directors or (F) action, proposal, transaction or agreement that would reasonably be expect to result in a breach of any covenant, representation or warranty or any other obligation of any Tendering Stockholder under the Support Agreement. In general, no Tendering Stockholders may propose, commit or agree to take any action inconsistent with any of the foregoing clauses (i) or (ii).

Each Tendering Stockholder also agrees that, except as provided in the Support Agreements, it will not (i) deposit (or permit the deposit of) any Shares or shares of CTI preferred stock subject to the Support Agreement (including shares of CTI preferred stock that are converted into Shares after the date of the Support Agreement) (collectively, the “Subject Shares) in a voting trust or grant any proxy or power of attorney or enter into any voting agreement or similar agreement with respect to any of the Subject Shares or otherwise enter into any contract with respect to any transfer or proposed transfer of such Subject Shares or any interest therein, or (ii) take or permit any other action that would in any way restrict, limit or interfere with the performance of such Tendering Stockholder’s obligations under the Support Agreement or otherwise make any representation or warranty of such Tendering Stockholder under the Support Agreement untrue or incorrect.

As of May 4, 2023, approximately 6.7% of the outstanding Shares are subject to the Support Agreement. The Support Agreement generally provides for termination upon the earlier of (i) the valid termination of the Merger Agreement, (ii) the effectiveness of the Merger at the Effective Time, (iii) the acquisition by Sobi of all the Subject Shares of the Tendering Stockholders, whether pursuant to the Offer, the Merger or otherwise, (iv) any amendment, change or waiver to the Merger Agreement that is effected without each Tendering Stockholder’s consent that changes the amount, form or timing (except with respect to extensions of the Offer in accordance with the terms of the Merger Agreement) of consideration payable to all of CTI’s stockholders or (v) the mutual written agreement of Sobi and each Tendering Stockholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “assume,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecast,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “target” or “will” or the negative thereof, variations thereof and similar expressions. These forward-looking statements include, but are not limited to, statements about:

•the proposed commencement of a tender offer by Purchaser to purchase all of the Shares and the subsequent Merger;

•the completion of the Merger in a timely manner or at all, including the satisfaction or waiver of various conditions to the consummation of the Offer and the Merger;

•events that could give rise to the termination of the Merger Agreement;

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

Such statements are based on management’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from those set forth in the forward-looking statements. There can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. We urge you to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results and cause them to differ materially from our current expectations, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q and those made under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and any risk factors contained in our subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

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

Pacritinib is an oral kinase inhibitor with activity against wild type Janus Associated Kinase 2 (JAK2), mutant JAK2V617F form, IRAK1, ACVR1 (ALK2) and FLT3, which contribute to signaling of a number of cytokines and growth factors that are important in myelofibrosis. At clinically relevant concentrations, pacritinib does not inhibit JAK1. The JAK family of enzymes is a central component in signal transduction pathways, which are critical to normal blood cell growth and development, as well as inflammatory cytokine expression and immune responses. Mutations in these kinases have been shown to be directly related to the development of a variety of blood-related cancers, including myeloproliferative neoplasms, leukemia and lymphoma. Myelofibrosis is often associated with dysregulated JAK2 signaling. In addition to myelofibrosis, the kinase profile of pacritinib suggests its potential therapeutic utility in conditions such as acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, graft versus host disease, or GvHD, and chronic lymphocytic leukemia, or CLL, due to its inhibition of JAK2, IRAK1, FLT3, ACVR1 (ALK2) and CSF1R. We believe pacritinib has the potential to be delivered as a single agent or in combination therapy regimens.

U.S. FDA Approval of VONJO

On February 28, 2022, the FDA granted Accelerated Approval of VONJO for the treatment of adult patients with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 x 109/L. This indication is approved under FDA Accelerated Approval based on the surrogate endpoint of spleen volume reduction. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. As agreed with the FDA, the PACIFICA Phase 3 trial will be completed as a post-marketing requirement. On February 7, 2023, VONJO was granted seven years of orphan drug exclusive approval by the FDA for treatment of adults with intermediate or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis with a platelet count below 50 x109/L, pursuant to section 527 of the Federal Food, Drug, and Cosmetic Act, or FDCA (21 U.S.C. 360cc). The seven-year exclusive approval began on February 28, 2022.

PACIFICA Phase 3 Trial

As part of the Accelerated Approval of VONJO, we agreed with the FDA to amend the design of PACIFICA to have co-primary endpoints of Spleen Volume Reduction, or SVR, and modified Total Symptom Score, or TSS, with both endpoints being analyzed after the complete enrollment of the study. As a result of this amendment, we increased the study size to 399 patients to maintain appropriate powering for the endpoints. This change was implemented in a study amendment that was submitted on June 30, 2022. In addition to co-primary endpoints SVR and TSS, overall survival is a secondary endpoint. Enrollment in this trial is progressing despite the challenges of conducting clinical trials during the COVID-19 pandemic. Additionally, enrollment at sites in Russia, Ukraine and Belarus has been indefinitely paused in response to the conflict in the region. As agreed with the FDA, following the Accelerated Approval of VONJO, we plan to complete the PACIFICA Phase 3 trial as a post-marketing requirement, with the expected completion of enrollment by the end of 2026. Meeting this timeline is dependent upon the addition of new clinical trial sites.

Operations

We have historically funded our operations through product sales, the sale of equity securities, debt financing, the sale of certain future royalties and funding received from our licensees and collaborators. We do not expect to achieve or sustain profitability for the foreseeable future. We had a net loss of $13.4 million for the three months ended March 31, 2023, and an accumulated deficit of $2.5 billion as of March 31, 2023, primarily from expenses incurred in connection with our research programs and from selling, general and administrative costs associated with our operations, partially offset by VONJO product sales.

We have incurred significant operating losses to date and expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase as we:

•continue our commercialization efforts for VONJO;

•continue our research and clinical development of pacritinib;

•seek regulatory and marketing approvals for pacritinib if we successfully complete the remainder of its anticipated clinical development paths; and

•maintain, protect and expand our intellectual property portfolio.

Agreement and Plan of Merger

On May 10, 2023, we entered into the Merger Agreement. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence the Offer to acquire all of the outstanding Shares at the Offer Price. Following the consummation of the Offer and upon the terms and subject to the conditions of the Merger Agreement, Purchaser will merge with and into CTI, with CTI surviving as a wholly owned subsidiary of Sobi. In the Merger, each Share issued and outstanding immediately prior to the Effective Time of the Merger (other than certain excluded Shares as described in the Merger Agreement) will automatically be converted into the right to receive the Offer Price.

The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of the conditions set forth in Annex I to the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn that number of Shares that, when added to any Shares then owned by Sobi and its controlled affiliates, represent at least one Share more than half of the sum of (A) all Shares then outstanding as of the expiration of the Offer, and (B) all Shares that we may be required to issue upon the vesting (including vesting solely as a result of the consummation of the Offer), conversion, settlement or exercise of all then-outstanding warrants, options, benefit plans, obligations or securities convertible or exchangeable into Shares or other rights to acquire or be issued Shares (in each case other than outstanding shares of our preferred stock), regardless of the conversion or exercise price or other terms and conditions thereof, or the Minimum Condition; (ii) the expiration or termination of the waiting period under the HSR Act and receipt of clearance, approval or consent under any other applicable antitrust law; and (iii) those other conditions set forth in Annex I to the Merger Agreement.

The Merger Agreement also includes customary termination provisions for both us and Sobi, and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by us to accept and enter into an agreement with respect to a Superior Proposal, we will pay Sobi a termination fee of $59.0 million.

For more information about the Merger, see Part I, Item 1, “Notes to Condensed Financial Statements, Note 6. Subsequent Events” of this Quarterly Report on Form 10-Q.

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

Cost of Sales

Cost of sales for the three months ended March 31, 2023 and 2022 primarily consisted of shipping and distribution costs of VONJO, amortization expense for intangible assets and third-party royalty costs. Cost of sales includes only a portion of the costs related to the manufacture of VONJO and related materials, since, prior to FDA approval, these costs were expensed as research and development expenses. We expect to utilize zero cost inventory with respect to VONJO for an extended period of time.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, including related equity-based compensation, expenses for outside consulting and professional services, allocated facilities costs and costs required to support the marketing and sales operations of our commercialized product. We anticipate that selling, general and administrative expenses associated with the commercialization of VONJO, primarily related to our sales force, marketing, market access and commercial capabilities, will approximate 2022 levels during 2023.

Impact of COVID-19

We continue to evaluate and manage the long-term impact of the COVID-19 pandemic on our operations and the conduct of our clinical trials, including considerations of the vulnerable nature of the patient population participating in our trials, reduced or halted activities at our clinical trial sites, an increase in fatalities or other adverse events due to medical problems related to the COVID-19 pandemic and the benefits of continued patient access to VONJO.

Financial Summary

Our net product sales reflect sales of VONJO, which was commercially launched in the United States in March 2022 following FDA approval on February 28, 2022. Net product sales were $24.1 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. Loss from operations was $9.2 million and $35.1 million for the three months ended March 31, 2023 and 2022, respectively. Results of operations may vary substantially from year to year and from quarter to quarter and, as a result, you should not rely on them as being indicative of our future performance. As of March 31, 2023, our cash, cash equivalents and short-term investments were $59.0 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 and 2022

Net product sales. We began recognizing product sales in March 2022 following FDA approval of VONJO on February 28, 2022 and its subsequent commercial launch in the United States. Net product sales were $24.1 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. We expect total net product sales will increase in 2023 over 2022 primarily due to expected growth in, and the inclusion of a full year of, sales of VONJO in 2023.

The activities and ending reserve balances for significant categories of allowances for VONJO (which constitute variable consideration that is deducted from gross product sales) during the three months ended March 31, 2023 were as follows (in thousands):

	Chargebacks and rebates	Service fees, returns, co-pay assistance and other	Total
Balance, January 1, 2023	$1,845	$498	$2,343
Provision related to current year sales	4,666	1,310	5,976
Adjustment for prior year sales	(370)	—	(370)
Payments / credits for current year sales	(2,755)	(527)	(3,282)
Payments / credits for prior year sales	(669)	(626)	(1,295)
Balance, March 31, 2023	$2,717	$655	$3,372

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

Operating Costs and Expenses

Cost of sales. During the three months ended March 31, 2023 and 2022, we recorded $1.2 million and $0.3 million of cost of sales, respectively, which primarily consisted of amortization expense for intangible assets, shipping and distribution costs as well as third-party royalty costs. The manufacturing costs for VONJO incurred prior to FDA approval on February 28, 2022 were not capitalized as inventory but were expensed as research and development costs since product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, cost of sales reflects only a portion of the costs related to the manufacture of VONJO and related materials.

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

Research and development expenses. Research and development expenses were $10.2 million and $8.0 million for the three months ended March 31, 2023 and 2022, respectively. Our research and development expenses were related to our pacritinib program. The increase between periods was attributable to a $2.1 million increase in product development costs primarily related to clinical research organizations, a $0.6 million increase in additional staffing, personnel and other costs, partially offset by a $0.5 million decrease in professional services. We expect research and development expenses to increase in 2023 compared to 2022 as we continue to conduct additional studies required for VONJO subsequent to its Accelerated Approval from the FDA.

Research and development expenses include external direct costs such as principal investigator fees, charges from clinical research organizations, and contract manufacturing fees incurred for preclinical, clinical, manufacturing and regulatory activities associated with preparing the compounds for submissions of NDAs or similar regulatory filings to the FDA, the EMA or other regulatory agencies outside the United States and Europe, as well as upfront license fees for acquired technology. Indirect costs include personnel costs, an allocation of overhead costs and other costs not directly charged to development programs. Cumulative to-date external direct costs incurred by us through March 31, 2023 were $247.1 million for pacritinib (excluding costs for pacritinib prior to our acquisition of certain assets from S*BIO Pte Ltd., or S*BIO, in May 2012 and $29.1 million of in-process research and development expenses associated with the acquisition of certain assets from S*BIO).

Selling, general and administrative expenses. Selling, general and administrative expenses were $21.9 million and $18.0 million for the three months ended March 31, 2023 and 2022, respectively. Substantially all of the increase between periods was attributable to activities associated with the ongoing commercialization efforts of VONJO, which consisted of the following: a $1.6 million increase in additional staffing and personnel costs, a $1.1 million increase in professional services, a $0.3 million increase in travel expenses and a $0.9 million increase in other expenses, which included infrastructure and sales related service agreements. We expect selling, general and administrative expenses in 2023 to remain relatively consistent compared to 2022.

Other operating expenses. Other operating expenses for the three months ended March 31, 2022 were attributable to a $10.3 million milestone expense relating to resolution of a contingency in the Baxalta Asset Return and Termination Agreement upon FDA approval of VONJO in February 2022, as well as a $0.7 million expense relating to the 2003 Italian VAT assessment. There were no such expenses for the three months ended March 31, 2023.

Non-Operating Expenses

Interest expense, net. Interest expense, net was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Interest income	$866	$15
Interest expense	(1,856)	(1,316)
Imputed interest expense (royalty financing obligation)	(3,015)	(611)
Amortization of debt discount and issuance costs	(178)	(151)
Interest expense, net	$(4,183)	$(2,063)

Interest income was related to our cash equivalent securities and short-term investments. The changes between periods were primarily due to higher interest rates on cash equivalent securities and an increase in short-term investment balances during the three months ended March 31, 2023 as compared to the same period in 2022.

Interest expense for the three months ended March 31, 2023 and 2022 was primarily related to the $50.0 million Credit Agreement we entered into with Drug Royalty III LP 2, or DRI, in August 2021. The increase between periods primarily resulted from the higher interest rates during the three months ended March 31, 2023 compared to the same period in the prior year.

Imputed interest expense (royalty financing obligation) for the three months ended March 31, 2023 and 2022 was related to non-cash interest expense recognized on the royalty financing obligation for the sale of the right to receive certain royalty payments from us under the Purchase and Sale Agreement with DRI, or the Royalty Financing Agreement. The amount of non-cash interest expense that we recognize in future periods will primarily depend on our net sales of VONJO. See Part 1, Item 1, “Notes to Condensed Financial Statements, Note 5. Royalty Financing Agreement ” of this Quarterly Report on Form 10-Q for additional information.

Amortization of debt discount and issuance costs for the three months ended March 31, 2023 and 2022 was related to the Credit Agreement and Royalty Financing Agreement with DRI.

Other non-operating expenses. Other non-operating expenses for the three months ended March 31, 2023 and 2022 were related to foreign exchange loss.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have historically funded our operations from product sales, proceeds from the sales and the issuance of equity securities, the incurrence of debt, the sale of certain future royalties and payments received pursuant to license and collaboration agreements. As of March 31, 2023, we had $59.0 million in cash, cash equivalents and short-term investments.

Product Sales. We commercially launched VONJO in March 2022 following the Accelerated Approval of VONJO by the FDA on February 28, 2022. We intend to rely on cash flows from product sales as our source of liquidity in the near future as we expand our commercialization efforts with respect to VONJO.

At-The-Market Equity Offering. In August 2022, we entered into the 2022 Sale Agreement with Jefferies, to sell shares of our common stock having aggregate sales proceeds of up to $100.0 million. For the year ended December 31, 2022, we sold 1.7 million shares of our common stock for proceeds of approximately $9.7 million, net of sales agent commission, under the 2022 Sale Agreement. We had no sales of our common stock under the 2022 Sale Agreement for the three months ended March 31, 2023.

Credit Agreement. In August 2021, we entered into the Credit Agreement with DRI as lender and administrative agent, which provided for a loan in the principal amount of $50 million funded by DRI at closing. As of March 31, 2023, we had an outstanding principal balance under the Credit Agreement of $50.0 million. We are required to pay quarterly interest-only payments until August 25, 2026, or the maturity date, with the unpaid principal amount of the outstanding loan due and payable on the maturity date. The loan bears interest at a rate equal to 8.25% per annum, plus the greater of (i) 1.75% and (ii) the three-month LIBOR rate and requires a back-end fee of $1.0 million. These borrowings are secured by a first priority security interest on substantially all of our assets, subject to certain exceptions. In addition, the Credit Agreement contains a minimum liquidity covenant requiring us to maintain at least $10.0 million of unrestricted cash and cash equivalents, subject to certain exceptions. The Credit Agreement also requires us to comply with restrictive covenants, including those that limit our operating flexibility and ability to borrow additional funds. A failure to make a required payment or an uncured covenant breach could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately. Upon the closing of the pending acquisition by Sobi, the loan under the Credit Agreement will be repaid in full, unless otherwise directed by DRI, including the back-end fee of $1.0 million and a prepayment charge of approximately $2.2 million.

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

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities increased to $31.1 million during the three months ended March 31, 2023 compared to $30.0 million for the same period in 2022. The increase was primarily due to a $10.3 million milestone payment made to Takeda during the first quarter of 2023 that became payable in 2022, royalty payments to DRI and S*BIO as well as timing of payments for operating expenses, partially offset by an increase in cash collection for VONJO product sales.

Net cash provided by investing activities. Net cash provided by investing activities during the three months ended March 31, 2023 was related to the purchases and maturities of short-term investments. There was no net cash provided by or used in investing activities during the three months ended March 31, 2022.

Net cash provided by financing activities. Net cash provided by financing activities was $9.6 million and $61.4 million during the three months ended March 31, 2023 and 2022, respectively. Net cash provided during three months ended March 31, 2023 was attributable to the additional funding received from DRI under the Royalty Financing Agreement in connection with the achievement of a certain minimum VONJO sales threshold, as well as proceeds from stock option exercises. Net cash provided during the three months ended March 31, 2022 was primarily attributable to net proceeds from the Royalty Financing Agreement and the utilization of the at-the-market equity facility.

Capital Resources

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, we believe that, as of the date of the filing of this Quarterly Report on Form 10-Q, our present financial resources, together with expected cash receipts from net product sales of VONJO, will be sufficient to meet our obligations as they come due and to fund our operations into the first quarter of 2024. This raises substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the first quarter of 2024 and to continue as a going concern thereafter. See “Part I, Item 1, Notes to Condensed Financial Statements, Note 1. Description of Business and Summary of Significant Accounting Policies - Liquidity” of this Quarterly Report on Form 10-Q for additional information on our assessment. Further, we have incurred net losses since inception and expect to generate losses for the foreseeable future. We have historically funded our operations through product sales, equity financings, borrowings, sale of certain future royalties and funds obtained under product collaborations, any or all of which may not be available to us in the future. As of March 31, 2023, our available cash, cash equivalents and short-term investments totaled $59.0 million, and we had an outstanding principal balance of $50.0 million under our Credit Agreement with DRI.

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

LICENSE AGREEMENTS AND MILESTONE ACTIVITIES

For information regarding our license agreements and milestone activities, please see Part I, Item 1, “Business – License Agreements” of our Annual Report on Form 10-K for the year ended December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the preparation of our condensed financial statements and accompanying notes. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting estimates, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates discussed therein.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 6, 2023.

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

The following risk factors supplement should be read in conjunction with those contained in the risk factors disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The completion of the Offer and the Merger are subject to certain conditions, including regulatory approvals as well as other uncertainties, and there can be no assurances as to whether and when they may be completed.

Completion of the Merger is subject to various closing conditions, including, among other things, consummation of the Offer (as further detailed below), and the receipt of applicable regulatory approvals. Further, if the Merger has not been consummated on or before the Outside Date, then the Merger Agreement may be terminated by either party. There is no assurance that receipt of applicable regulatory approvals will occur, or that all of the other closing conditions will be satisfied (or waived, to the extent permitted by applicable law), or that the Merger will be completed on the terms reflected in the Merger Agreement, within the expected timeframe or at all.

The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of the conditions set forth in Annex I to the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn that number of Shares that, when added to any Shares then owned by Sobi and its controlled affiliates, represent at least one Share more than half of the sum of (A) all Shares then outstanding as of the expiration of the Offer, and (B) all Shares that CTI may be required to issue upon the vesting (including vesting solely as a result of the consummation of the Offer), conversion, settlement or exercise of all then-outstanding warrants, options, benefit plans, obligations or securities convertible or exchangeable into Shares or other rights to acquire or be issued Shares (in each case other than outstanding shares of CTI preferred stock), regardless of the conversion or exercise price or other terms and conditions thereof (the “Minimum Condition”); (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and receipt of clearance, approval or consent under any other applicable antitrust law; and (iii) those other conditions set forth in Annex I to the Merger Agreement.

The governmental authorities from which authorizations under the HSR Act are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Merger, including other potential transactions in our industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Merger. As a condition to authorization of the Merger or related transactions, these governmental authorities also may seek to impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the combined company’s business after completion of the Merger.

We can provide no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable) in a timely manner or at all, and, if all required consents and approvals are obtained and all closing conditions are timely satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our or Sobi’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Failure to complete the Merger could negatively impact our stock price and future business and financial results.

If the Merger is not completed for any reason, we will remain an independent public company. Our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on trading prices of our common stock, and from our customers, suppliers, regulators and employees;

•we may be required to pay Sobi a termination fee of $59.0 million if the Merger Agreement is terminated under specified circumstances, including (i) termination by CTI to enter into an agreement providing for a Superior Proposal, (ii) termination by Sobi following a Company Adverse Recommendation Change, (iii) termination by Sobi due to the CTI board of directors’ failure to include its recommendation in the Schedule 14D-9, (iv) termination by Sobi because CTI has violated or breached in any material respect the non-solicitation provision, or (v) termination because (A) after the date of the Merger Agreement an Acquisition Proposal has either been made to CTI or been publicly made directly to CTI’s stockholders; (B)(1) the Outside Date has occurred, (2) the Offer has expired without the acceptance of the Shares for payment or the purchase of Shares validly tendered, or (3) CTI has breached and not cured any representation, warranty or covenant such that a condition to the Offer is not capable of being satisfied; and (C) within twelve months following (B)(1), (2) or (3), CTI or any of its subsidiaries signs a definitive agreement for an Acquisition Proposal or consummates an Acquisition Proposal; and

•matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

Even if successfully completed, there are certain risks to our shareholders from the consummation of the Offer and the Merger, including: the amount of cash to be paid per share of our common stock under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; receipt of the all-cash per share consideration in an amount equal to the Offer Price is taxable to shareholders that are treated as U.S. holders for U.S. federal income tax purposes; and if the Merger is completed, our shareholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operating results, financial position and/or cash flows or result in a loss of employees, customers, or suppliers.

The Merger Agreement includes restrictions on the conduct of our business until the earlier of the completion of the Merger or termination of the Merger Agreement. For example, unless we obtain Sobi’s prior written consent (which consent shall not be unreasonably withheld, conditioned or delayed), we may not, subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock, repurchase our common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into, terminate or amend material contracts or make certain additional capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations.

Our employees, customers, and suppliers may experience uncertainties about the effects of the Merger. It is possible that some customers, suppliers and other parties with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the pending Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position and/or cash flows and/or our stock price.

Lawsuits may be filed against us and/or Sobi challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed Merger from being completed.

Lawsuits arising out of or relating to the Merger Agreement and/or the proposed Merger may be filed in the future. One of the conditions to completion of the Merger is the absence of any injunction or other order being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the proposed Merger from being completed, or from being completed within the expected timeframe. In addition, if the Merger is not consummated for any reason, litigation could be filed related to the failure to consummate the Merger.

Regardless of the outcome of any litigation related to the Merger (or the failure of its consummation), such litigation may be time-consuming and expensive, may distract our management from running the day-to-day operations of our business, and may result in negative publicity or an unfavorable impression of us, any of which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.

If the Merger is not consummated, we may need to raise additional capital to continue our operations and execute our operating plans.

If the Merger is not consummated, we may need to raise additional capital or we may need to delay, scale back or eliminate some planned operations or reduce expenses to remain a going concern, any of which would have a significant negative impact on our prospects and financial condition, as well as the trading price of our common stock. There can be no assurance that we can raise capital when needed or on terms favorable to us and our stockholders. Macroeconomic conditions and heightened global uncertainties may adversely affect general commercial activity and the U.S. and global economies and financial markets, which increases uncertainty around our ability to access the capital markets when needed and on acceptable terms. Moreover, if we are unable to obtain additional funds on a timely basis, there will be an increased risk of insolvency and up to a total loss of investment by our stockholders.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the proposed transaction, may discourage certain other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay the other party a termination fee.

Under the Merger Agreement, we are subject to certain restrictions on our ability to solicit alternative business combination proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals, subject to certain customary exceptions. We may terminate the Merger Agreement and enter into an agreement providing for a superior proposal only if specified conditions have been satisfied, and such a termination would result in us being required to pay Sobi a termination fee equal to $59.0 million. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the proposed transaction. While we believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, these provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such third party were prepared to pay consideration with a higher value than the merger consideration. These provisions might also result in a potential third party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

We and Sobi will incur substantial transaction fees and costs in connection with the proposed transaction.

We and Sobi expect to incur several non-recurring transaction-related costs associated with completing the proposed transaction and achieving desired benefits of the proposed transaction. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs. There can be no assurance that the integration process will deliver all or substantially all of the benefits of the proposed transaction in the near term, the long term or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by Sobi or us even if the proposed transaction is not completed, could have an adverse effect on Sobi’s or our financial condition and operating results.

Our directors and executive officers have interests in the proposed transaction that may be different from, or in addition to, the interests of our stockholders generally.

Our directors and executive officers have interests in the proposed transaction that may be different from, or in addition to, the interests of our stockholders generally. The interests of our directors and executive officers include, among others, severance rights, vesting protections for equity awards in the event of termination of employment in connection with a change in control, rights to continuing indemnification and directors’ and officers’ liability insurance. Our board of directors was aware of and carefully considered the interests of our respective directors and officers, among other matters, in evaluating the terms and structure, and overseeing the negotiation of the proposed transaction, in approving the Merger Agreement, the Merger and the other transactions contemplated thereby, and the recommendation of our board of directors that our stockholders adopt the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 9, 2023, CTI’s board of directors approved an amendment to the CTI’s Amended and Restated Bylaws, dated as of April 13, 2020, or the Bylaws, to add a new Article XIII, Section 13.1 forum selection provision, or the Forum Selection Amendment.

The Forum Selection Amendment provides that, unless CTI consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of CTI; (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any current or former director, officer, stockholder, employee or agent of CTI to CTI or its stockholders, (iii) any action asserting a claim against CTI or any of its current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the General Corporation Law of the State of Delaware, the CTI’s certificate of incorporation or the Bylaws (each, as in effect from time to time), or (iv) any action asserting a claim against CTI or any of its current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. In the event that the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over any such action or proceeding, the Forum Selection Amendment provides that sole and exclusive forum for such action or proceeding will be another state or federal court located within the State of Delaware, in each such case, unless the Court of Chancery (or such other state or federal court located within the State of Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant therein.

This summary is qualified in its entirety by reference to the Forum Selection Amendment, which is filed as Exhibit 3.1 hereto and incorporated by reference herein.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Bylaws of CTI BioPharma Corp.	8-K	000-28386	3.1	May 10, 2023
10.1*	Amendment No. 2 to Employment Agreement by and between Adam R. Craig and CTI BioPharma Corp.				Filed herewith.
10.2*	Amendment No. 2 to Severance Agreement by and between James Fong and CTI BioPharma Corp.				Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.
32(1)	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith.
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Loss, (iv) Condensed Statements of Changes in Stockholders' Deficit, (v) Condensed Statements of Cash Flows and (vi) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CTI BIOPHARMA CORP.
(Registrant)

Dated: May 15, 2023	By:	/s/ Adam R. Craig
Adam R. Craig
President, Chief Executive Officer and Interim Chief Medical Officer

Dated: May 15, 2023	By:	/s/ David H. Kirske
David H. Kirske
Chief Financial Officer